Form 10-Q
period 1995-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1995-11-13
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995      Commission File No. 001-10156



                    ORIGINAL SIXTEEN TO ONE MINE, INC.
          (Exact name of registrant as specified in its charter)

               CALIFORNIA                            94-0735390
      (State or other jurisdiction of             (I.R.S. Employer
       incorporated or organization)              Identification No.)

                Post Office Box 1621, Alleghany, CA 95910
                (Address of principal executive offices)

                               (916)287-3223
                      (Registrant's telephone number)
                            (including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                              Yes X   No

As of September 30, 1995, 3,517,262 shares of Common Stock, par value $.10 per share, were issued and outstanding.

                         PART I: FINANCIAL INFORMATION
                        Original Sixteen to One Mine, Inc.
                            Condensed Balance Sheet





ASSETS
                                           Sep. 30, 1995      Dec. 31, 1994


Current Assets:

Cash & Cash Equivalents                        280,018          146,713
Accounts Receivable                            10,013           17,060
Other Current Assets                           23,314           27,783
Inventory                                      2,601,691        1,767,572
Total Current Assets                           2,915,036        1,959,128


    Mining Property:

Real Estate & Property Rights
   (at March 1, 1913, cost plus
   subsequent additions, net of
   depletion of $524,145)                       105,517          105,517
Mineral Property                                415,263          415,263
Development                                     665,743          366,189


     Total Mining Property                      1,186,523        886,969



Fixed Assets:

Building & Mill                                 143,250          143,250
Vehicles                                        118,011          77,272
Equipment                                       687,272          545,440


                                                948,533          765,962
Accumulated Depreciation                        (532,597)        (451,156)


     Net Fixed Assets                           415,936          314,806



Other Assets (Net of Amortization)              35,683           39,996


Total Assets                                $   4,553,178        $3,200,899



See Accompanying Notes

                        PART I: FINANCIAL INFORMATION
                       Original Sixteen to One Mine, Inc.
                            Condensed Balance Sheet



LIABILITIES & STOCKHOLDERS' EQUITY

                                              Sep. 30, 1995   Dec. 31, 1994



Current Liabilities:

Accounts Payable                             $    137,455   $    63,735
Income Taxes Payable                              0              28,200
Deferred Income Taxes                             753,000        524,000
Accrued Expenses                                  47,759         1,747
Line of Credit                                    264,858        0

Note Payable                                      0              150,000
Current Maturities of Long-Term Debt              3,444          0


     Total Current Liabilities                    1,206,516      767,682


Long-Term Liabilities:

Note Payable - GMAC                               20,184         0
Less Current Maturities                           (3,444)        0


     Total Long-Term Liabilities                   16,740        0



Deferred Income Taxes                             124,000        0


Stockholders' Equity:

Capital Stock, par value $.10 - 10,000,000 shares
authorized;    3,529,362  and  3,507,994  shares
issued & outstanding as of September 30, 1995
and  December 31, 1994,  respectively             352,936        350,799
Paid-In-Capital                                   1,422,874      1,325,011
Notes Receivable-Employees                        (52,000)       (52,000)
Treasury Stock at cost-
   (12,100 shares of common stock)                (38,111)       0
 Retained Earnings                                1,520,223      809,407

     Total Stockholders' Equity                   3,205,922      2,433,217

Total Liabilities and
  Stockholders Equity                        $    4,553,178      $3,200,899







See Accompanying Notes

                        PART I: FINANCIAL INFORMATION
                      Original Sixteen to One Mine, Inc.
                   Statement of Income and Retained Earnings

                    3 Months Ended Sep. 30,         9 Months Ended Sep. 30,
                                 1995        1994        1995       1994


Revenues:

Gold & Silver Production       2,041,856   177,522    2,424,669   755,322
Jewelry Sales                  16,696      0          106,237     0
Miscellaneous                  0           0          0           40,000
Estimated Production (Adjusted)0           (124,406)  0           0
                               ---------   --------   ----------  -------
 Total Revenues                2,058,552   53,116     2,530,906   795,322


Expenses:

Salaries, Officers            36,976       29,074     105,647     99,402
Wages & Related               343,315      132,692    631,755     392,919
Contract Labor                29,341       14,540     60,994      30,987
Insurance                     19,312       708        79,961      2,658
Professional Fees             8,141        16,642     45,326      86,722
Supplies                      13,429       39,050     126,101     107,789
Taxes                         23,384       14,239     81,826      41,099
Utilities                     27,829       20,360     88,151      66,400
Drayage                       9,606        4,573      29,648      17,714
Office                        8,873        3,032      14,58       14,501
Advertising & Marketing       5,593        8,605      17,554      21,054
Lawsuit And Related Expenses  0            39,084     0           58,392
Depreciation & Amortization   28,585       25,728     85,755      77,182
                              --------     --------   ---------   ---------
     Total Expenses           554,384      348,327    1,367,298   1,016,819
                              --------     --------   ---------   ---------
Gain (Loss) From Operations   1,504,168    (295,211)  1,163,608   (221,497)

Other Income & (Expense):

Other Income                  91,397       32,860     166,144     47,183
Other Expenses                (55,482)     (23,690)   (89,736)    (62,298)
                              ---------    ---------  ---------   ---------
Income (Loss) Before Taxes    1,540,083    (286,041)  1,240,016   (236,612)

Provision for Income Tax      (353,800)    0          (353,800)   (800)
                              ---------    ---------  ---------   ---------
Income(loss) before
   Extraordinary Item         1,186,283    (286,041)  886,216     (237,412)

Extraordinary item -
   Tax benefit arising from
   utilization of net operating
   loss carryforwards        (135,597)     0          0           0

Net Income                   1,050,686     (286,041)  886,216     (237,412)
                             =========     =========  =========   =========


Retained Earnings (December 31, 1994)                 809,407

Dividends Paid                                        (175,400)

                                                      ---------

Retained Earnings (September 30, 1995)                1,520,223
                                                      =========
Gain (Loss) Per Share                                 0.25        (0.07)
                                                      =========   =========



See Accompanying Notes

                         PART I: FINANCIAL INFORMATION
                       Original Sixteen to One Mine, Inc.
                            Statement of Cash Flows



                                       Nine Months Ended  Nine Months Ended
                                          Sep. 30, 1995     Sep.  30, 1994
Cash Flows From Operating Activities:

Cash Received                           $    1,696,787      $    661,835
Cash Received From Other Sources             166,144             47,184
Cash Paid to Suppliers & Employees           (1,223,086)         (524,232)
Interest Received                            6,720               3,333
Interest Paid                                (24,464)            0
Taxes Paid In Cash                           (28,200)            0
                                             ---------           ---------

     Cash Provided By Operations             593,901             188,120
                                             ---------           ---------

Cash Flows From Investing Activities:

Purchase Of Equipment                        (162,389)           (105,576)
Payments Made For Development                (299,554)           (196,185)
                                             ---------           ---------
     Cash Used In Investing Activities       (461,943)           (301,761)
                                             ---------           ---------

Cash Flows From Financing Activities:
Payments Made On Notes Payable               (50,000)            (110,000)
Net Proceeds From Borrowing
   on Line of Credit                         264,858             70,000
Dividends Paid                               (175,400)           0
Treasury Stock Purchases                     (38,111)            0
                                             ---------           ---------
     Cash Used in Financing Activities       1,347               (40,000)
                                             ---------           ---------
Net Increase (Decrease) in Cash              133,305             (153,641)

Cash, Beginning                              146,713             187,011
                                             ---------           ---------
Cash, Ending                                 280,018             33,370
                                             =========           =========

Reconciliation of Net Income to Cash Provided by Operating Activities:


Net Income (Loss)                            886,216             (376,836)
Changes in Operating Assets & Liabilities:
   Decrease in Accounts Receivable           7,047               5,937
   (Increase) Decrease in Inventory          (834,119)           544,398
   Decrease in Other Current Assets          4,471               6,360
   Increase in Accounts Payable              73,720              5,470
   Increase (Decrease) in Accrued Expenses   46,012              (74,392)
   Decrease in Income Tax Payable            (28,200)            0
   Increase in Deferred Income taxes         353,000             0
   Depreciation                              81,441              72,869
   Amortization                              4,313               4,314
                                             ---------           ---------
Cash Provided By Operations             $    593,901        $    188,120
                                             =========           =========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Retirement of Note Payable
    by Issuance of Common Stock              100,000
                                             =========
    Acquisition of Vehicle
    by Financing
                                             20,184
                                             =========

See Accompanying Notes

                       PART I - FINANCIAL INFORMATION




Notes to Financial Statements

Note 1 Summary of Significant Accounting Policies

Nature of Business

Original Sixteen to One Mine, Inc. was incorporated October 9, 1911 as a California corporation. It owns and operates mining claims in both Sierra and Trinity Counties located in Northern California.

Revenue

Revenue consists of gold and silver mined during the reporting period, either sold during the period or held in inventory. It is recorded at the spot price per ounce on the statement date. Revenue does not include unprocessed high-grade ore mined during the reporting period. Gold and silver held in inventory is recorded at the spot price per ounce on the balance sheet date.

Inventory

Inventory consists of gold bullion, dore, specimens and jewelry. Inventory is recorded at the spot price per ounce on the balance sheet date.

Fixed Assets

Fixed assets are stated at historical cost. Depreciation is being calculated using straight-line and accelerated methods over the following estimated useful lives:

          Vehicles                 3 to 5 years
          Equipment                5 to 7 years
          Buildings                18 to 31.5 years

Depletion Policy

The Company has established a depletion policy for its mineral and mining properties. Because of the geological formation in the Alleghany Mining District, estimates of ore reserves cannot be calculated; therefore a cost per unit depletion factor cannot be determined. Management has determined that a straight-line method of depletion over a 25 year period would most accurately match the estimated production of the mining properties (See
Note 2). If estimates of ore reserves become available, the units of production method of depletion will be used.

Development

In February 1994, the Company began development of the 2483 winze into unexplored ground. Costs associated with the development have been capitalized.

Income Taxes

Differences exist between the amount of income or loss reported for financial statements and income tax reporting purposes. These differences are attributable to the use of the cash basis reporting and accelerated depreciation and depletion methods for income tax purposes.

Net Gain or Loss Per Share

Net gain or loss per share has been computed using the common shares outstanding at end of reporting period. The Company's stock equivalents have been excluded from the calculation of shares outstanding.

Note 2: Mining Property

The original mining property is carried on the books at its March 1, 1913 value of $379,000 as determined for depletion purposes in connection with Federal income taxes. This value together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. During 1994, the Company purchased mining properties at a cost of $300,000, and capitalized $86,633 in legal costs. These legal costs were incurred in defense of certain mining claims which is currently under appeal.

Note 3: Income Taxes

For Federal income tax purposes, the Company has operating loss carryforwards which may provide future tax benefits, expiring as follows:


                     Year of expiration
                         2004         $ 82,956
                         2005           51,037
                         2006           427,513
                         2007           48,562
                                        ----------
                                        $610,068
                                        =========
For California state income taxes, the Company has operating carryforwards which may provide future tax benefits, expiring as follows:
                  Year of expiration
                          1997          4,248
                                        =========

Note 4: Notes Payable

At September 30, 1995, the Company has a $20,184, 6 year secured 9.95% note payable in connection with the acquisition of a Chevrolet Astro Van. The note is payable in 60 monthly installments of $442.

At September 30, 1995, the Company has revolving lines of credit. The credit lines expire June 30, 1996. The borrowing under these lines of credit at September 30, 1995 are $69,126 and $195,732.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's mining activities for the nine months ended September 30, 1995, produced 6,187 ounces of gold as the Company intensified its small block mining in areas identified as favorable for gold deposition. The primary objective of the underground activities is to sink a four hundred foot winze below the 2400 foot level and extend new levels at the 2600 foot mark and the 2800 foot mark. As of September 30, 1995, the winze extends 230 feet below the 2400 foot level. The new 2600 foot level has been extended about twenty feet southward and five feet northward from the winze. Gold was encountered in the vein above the winze. About six ounces were removed and no further mining took place due to the sensitive nature of the ground around the winze. Locating this gold in the previously undeveloped vein is very positive and encouraging.

     Because of the successful production of 5,208 ounces in July, the Company elected to undertake a variety of activities to improve or upgrade existing facilities above and below ground. During the third quarter extensive work was done to prepare for the winter season. The Company also purchased $143,203 of new equipment during the quarter. As of September 30, 1995, the Company employed 30 full time people and 2 permanent part time people.

Comparison of Nine Months Ended September 30, 1995 to Nine Months Ended September 30, 1994.

For nine months ended September 30, 1995, revenues increased by $1,735,584 from the comparable nine months ended September 30, 1994. Production for the first nine months was $2,424,669. The reader is reminded that Original Sixteen to One is a high grade underground gold mine. While the vein system is proven and has produced over 1 million ounces, it is unthinkable to state our reserves as "proven" according to standards recognized in the open pit gold mining industry or in low grade underground mines. During the past four years a significant percentage of annual production has been mined during a short period of time. For example, in 1993, over $1 million was mined in a single day. During this quarter over $2 million was mined in ten days. This quarterly report is an excellent example of the difficulty of using quarterly periods for comparisons.

Total current assets increased by $955,908 as accumulated gold inventory was hoarded. Current liabilities increased by $438,834 (deferred income tax increases by $229,000) as lines of credit were used as cash flow tools to minimize the amount of gold to be crushed in order to provide the bank credits necessary to meet monthly overhead. The reason for implementing these tools was to conserve the valuable quartz and gold inventory used to supply the growing jewelry and specimen sales division established by the Company in 1994.


While revenue increased $1,735,584 for the first nine months of 1995, it should not be magnified into a significant sign or trend. As stated many times before, the Company owns and operates an unpredictable gold deposit. It is not particularly useful to compare quarters for gold production analysis and assign relevance into the projection.


Liquidity And Capital Resources as of September 30, 1995

Gold production and accumulated inventory were the sources of cash during the quarter. In order to finance the Company, inventory is sold. In the event that gold production ceases and inventory is consumed, other financing alternatives will be implemented to maintain the current level of activity.

The Company throughout its 84 year history has never experienced steady or regular gold production when measured on a monthly, quarterly, semi-annually or annual basis. This situation is due to the high-grade nature of the gold deposit in Alleghany, California. The situation is further stressed because of the wide choices in areas to develop the mine for future production and the many choices to conduct small block mining for gold. Considerations for determining mining priorities include: potential ounces of each target, set up costs, on going costs, time, impact on the mine's infrastructure (hoisting capacity, haulage, water) and the likelihood of little or no gold production.

Currently, miners are breaking rock in one heading that shows speckled gold. Speckled gold ore is suitable for milling. While it does not provide the high grade common to the mine, it is a very strong indicator that the crew is mining in a favorable area for high grade. Another heading also has positive indications for the recovery of high grade gold. Management represents that these current headings may continue their advancement as is, break into wired high grade gold or bust and be abandoned. No other assurances or representations can be confidently offered.

The primary target of the Company is the 2483 winze, which extends the workings into the projected ore zone of the heart of the Sixteen to One Mine. The projected total depth is 400 feet. At 200 feet a level was established to open the vein along its strike. No production is anticipated from this level until the level is extended at least two hundred feet to the south or north and there are no assurances of when or how much production will be derived.

Events That May Have A Material Effect On Future Operations, Liquidity and Capital Resources.

TECHNOLOGY
The Company continues to test various technologies for underground gold location. Should one of the technologies prove to more effectively detect high- grade pockets beyond the Company's current capabilities, the Company's ability to produce gold at a low cost would be enhanced.

PRICE OF GOLD
Of material effect on the Company's financial operations is the price of gold. The Company's primary income is based upon current and future prices of gold. A decrease in the spot price of gold per ounce will decrease income. Conversely, an increase in the spot price per ounce increases the Company's income. The September 30, 1995, spot price for gold was $393 per troy ounce. The Company makes no projections on either the future price of gold, deflation or inflation. While any decrease of the spot price of gold is definitely a negative factor, deflation and inflation can arguably be positive occurrences for the Company.

WORKING CAPITAL
The Company may seek to supplement its internally generated funds with funds raised externally through a proposed registered public offering of its common stock. Although the Company is currently in the registration process, there is no assurance that such registration will be successfully completed or to what extent, if any, the Company may choose to utilize such registration.

TIMBER

In 1994, the Company filed a Timber Harvest Plan and harvested trees in Sierra County. Receipts in 1994, were $145,000. Logging operations were suspended due to early snow storms. The remaining acreage under the timber harvest plan was logged in 1995. Revenue from timber sales in 1995 is $108,304.

LACK OF PROVEN OR PROBABLE RESERVES OF COMMERCIAL ORE

The Company is engaged in production of gold, and continues to explore and develop ore zones in the mine. While over 21,000 ounces of fine gold have been recovered since January 1992, there are no assurances that the Company will continue to find gold, or that if gold is found that it can be mined at a profit. The Company has no proven (measured) reserves or probable (indicated) reserves of gold at the mine as those terms are defined under Federal securities regulations. However, the vein system owned and operated by the Company has yielded over 1 million ounces of gold, thereby establishing it as a proven gold deposit.

GOVERNMENTAL REGULATION

All mining operations are subject to substantial governmental regulation, including Federal, state and local regulations concerning mine safety and environmental protection. Compliance with these regulations may cause significant delays in the operations of the Company and substantial capital expense. The Company believes it is currently operating in compliance with all known safety and environmental standards and regulations. However, amendments or additions to or future interpretations of current regulations could have an adverse effect on the Company's mining operations.

DIVIDENDS

On August 7, 1995, the board of directors declared a special dividend of $.05 per share to shareholders of record August 7, 1995, payable on September 10. The common stock was ex-dividend on August 11, 1995, on the Pacific Stock Exchange. The Company released this news on August 9, 1995. This was the first dividend in 41 years. While the Company has a long history of issuing dividends, the board of directors will evaluate its cash demands, accumulated inventory and its mining activities to determine if and when the next special dividend will be issued.

LIQUIDITY

The Company has, in the past, experienced a lack of liquidity and working capital. Although the Company held gold inventory of over $1.7 million and had no long term debt as of December 31, 1994, there can be no assurance that current gold production or gold inventory can be maintained or that the costs of mine exploration and development will not exceed revenues and deplete current assets of the Company. Management believes that the liquidity needs of the Company in the near term will be met from the sale of existing inventory and the production of gold.


PROPOSED CHANGES TO MINING LAWS

Congress is currently reviewing the 1872 Mining Law which controls unpatented mining claims. One proposal would replace the current annual assessment work requirement ($100 per claim) with an undetermined royalty payment. Although the Company's current production comes from patented (rather than unpatented) claims, any future production from the Company's unpatented mining claims may be subject to an additional royalty payment or other costs, if revisions to the 1872 Mining Law are implemented.

PART II OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

An appeal was filed by the Company in the Court of Appeal of the State of California, Third Appellate District (case number C017890). The decision filed on August 25, 1995, reversed the ownership of Lot 32 and reversed the trial courts decision as it purported to declare the mining claims null and void in their entirety.

ITEM 2 - CHANGES IN SECURITIES
     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION
     None

ITEM 6 - EXHIBITS & REPORTS ON FORM 8-K

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Original Sixteen to One Mine, Incorporated

                               (Registrant)



Date:  November 8, 1995



                              Michael M. Miller, President