Form 10-K
period 1995-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1996-04-01
CIK 74925

FORM 10-K
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934		     (FEE REQUIRED)

	For the fiscal year ended:December 31, 1995

	Commission file number:001-10156

	               Original Sixteen to One Mine, Inc.
	(Exact name of registrant as specified in its charter)

	          California            	   94-0735390
	 (State or other jurisdiction of	(I.R.S. Employer
	  incorporation or organization)	Identification No.)

	 Post Office Box 1621, Alleghany, CA          95910
	 (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:(916) 287-3223

Securities registered pursuant to Section 12 (b) of the Act:
		Title of each class			Name of each 													exchange on
								which registered
	    Common stock, par      	   The Pacific Stock
	    Value $.10 per share   	Exchange Incorporated

	Securities registered pursuant to Section 12 (g) of the Act:

	                          None
					(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .

	The aggregate market value of voting stock held by non-affiliates of the registrants $14,491,380 as of March 20, 1996.







PART I


	ITEM 1. BUSINESS

	Description of Business

	The Company is a California corporation formed on October 11, 1911. It is in good standing and has never been in bankruptcy, receivership or similar proceedings. It has one class of stock; common.

	The Company's business is mining for gold on properties it owns or leases or on which it has claims. Properties of the Company are located in both the Alleghany and the French Gulch mining districts. These districts are in Northern California. The Alleghany district mineral deposit is a high-grade gold found underground in a system of quartz veins. The French Gulch district mineral deposit is in an underground quartz vein.

The Company has three main products. One is rare high-grade gold and quartz specimens, which are sold at a premium to museums, collectors, and producers of fine jewelry. One is refined bullion sold to gold buyers and investors. One is jewelry and mine bars made from Sixteen to One gold. All types of gold are sold directly to a variety of purchasers by the Company. There are no major customers on whom the Company depends. The operation relies more on labor than on machinery or supplies. The
Company has never experienced a shortage of supplies or workers, except during WW II when steel, explosives and labor for the mines were difficult to find. The current economic climate has created no shortage of available skilled personnel.

	The Company's bonus policy for its mine crew makes it very competitive in the labor market. Its current use of hand held metal detectors to locate gold has contributed to the profitable production of gold the past three years.

	The Company operates its underground and milling facilities in compliance with county, state and federal regulations. The estimated cost of compliance with environmental laws is approximately $5,000 per month. These expenditures reduce the cash available for development necessary to extend the life of the mine.

	The Company has thirty-seven full time employees and four part time workers. The Company's executive offices are located at 527 Miners Street, Alleghany, California 95910. The Company's phone number is (916) 287-3223.








PART I


	ITEM 2.  PROPERTIES


	Properties

	The Alleghany properties held by the Company consists of 28 patented claims (fee title land), 49 unpatented claims (paramount title held by the Bureau of Land Management, {BLM}, of the Department of Interior) including
5 claims leased by the Company. On an acreage basis, the Company owns 412 acres of real property and has the mineral and limited surface rights to an additional 1300 acres.

	On January 4, 1994, the Company closed escrow on the purchase of The French Gulch (Brown Bear) properties which consists of 34 patented claims and 22 unpatented claims. On an acreage basis, the Company owns 550 acres of real property and has approximately 400 additional acres of mineral and limited surface rights.

	The original mining property of the Company is carried on the books at its March 1, 1913, value of $379,000 as determined for depletion purposes in connection with Federal income taxes. This value, together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. No current provision for depletion with respect to mining properties acquired in later years costing $105,517 has been made as estimates of depletable reserves cannot be determined.

	A 200 ton/day mill was refurbished and upgraded in 1977 and 1987 by a lessee. The Company purchased the mill from the lessee in 1991. Other buildings include a mine office and complete mine shop. All Federal, State, County and local permits have been granted for a mining and milling operation. Also included in this category are its established water rights, high voltage power, and sewer system.






	ALLEGHANY DISTRICT:
	PATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

	Name of Claim				 Name of Claim
	Belmont					Rainbow Fraction
	Number Three				Twenty-One
	Eclipse Quartz				Eclipse Extension
	Tightner Extension			Contract
	Alene					Valentine
	Red Star					Bartlett
	Farnham Gold Quartz Mine		Belmont #2
	Contract Extension			Hanley Quartz Mine
	Noble					Sixteen to One
	Groves Gold Quartz Mine		Denver
	Happy Jack Extension		Ophir
	Rainbow Extension			Happy Jack

	UNPATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

	Name of Claim				Name of Claim
	La Jard Lode				Tightner No. 4 Lode
	Tagalog Lode				Bald Mountain Placer #2
	Tightner No. 5 Lode			Cumberland Lode
	Oversight Lode				Tightner No. 6 Lode
	Aurora Lode				Tightner No. 1 Lode
	East Bartlett Lode			Copeland Two Lode
	Tightner No. 2 Lode			Red Star Ext Placer
	Antique Lode				Tightner No. 3 Lode
	Buckeye Placer				Bullion Lode
	Alene Ext Lode				Amethyst Lode
	Lava #1 Lode				Bartlett Ext Lode
	Amethyst Ext Lode			Lava #2 Lode
	Illocano Lode				Mabel Lode
	Lava #3 Lode				Bal Lode
	Margaret Lode				Alling One Lode
	Verde Lode				Phoebe Lode
	Alling Two Lode			Butterfly Lode
	North Star Lode			Triple M Lode
	Lady Bug Lode 				Blue Jay Lode
	South Fork Placer			Honey Bee Lode
	Mayflower Lode	 			Copeland One Lode
	Bald Mountain Placer		Parkman Placer
	Oregon Creek Placer



	PATENTED MINING CLAIMS LEASED BY THE COMPANY

	Name of Claim				Name of Claim

	Osceola 					Colorado
	Yellow Jacket				Colorado Extension


	UNPATENTED MINING CLAIM LEASED BY THE COMPANY

	Name of Claim

	Osceola Fraction Lode


	FRENCH GULCH DISTRICT:
	PATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

	Name of Claim				Name of Claim
	Dreadnaught Quartz Lode		Coon Dog Quartz Lode
	North Fork Quartz Lode		Madison Quartz Lode
	North Fork No. 2 Quartz Mine	Martin Quartz Lode
	Gem Quartz Lode			Slide Quartz Lode
	Red Diamond Quartz Lode		Abernathy Quartz Lode
	New World Quartz Lode		New World Quartz Lode
	Enterprise Gold Quartz Lode	North Pole Quartz Lode
	Cube Quartz Lode			White Bear Quartz Lode
	Highland Mary Quartz Lode	Comet Quartz Lode
	Dead Horse Quartz Lode		Monte Cristo Gold Lode
	Belmont Quartz Lode			Rising Sun Quartz Lode
	Capital Gold Quartz Lode		Last Chance Gold Lode
	Black Bear Gold Lode		Barted Gold Quartz Mine
	Queen Gold Quartz Gold		Watt Quartz Lode
	Melton Quartz Lode			Shoofly Gold Mining Claim
	Brown Bear Extension Quartz Lode
	Brown Bear Gold Quartz Mine
	Sebastian Placer Quartz Lode
	Deadwood Placer Mining Lode

 UNPATENTED MINING CLAIMS OWNED  100% BY THE COMPANY


	Name of Claim				 Name of Claim
	Lost Hope					Cardinal NO. 1
	Cardinal NO. 2				Cardinal NO. 3
	Cardinal NO. 4				Cardinal NO. 5
	Cardinal Fraction NO. 1		Cardinal Fraction NO. 2
	Cardinal Fraction NO. 3		Cardinal Fraction NO. 4
	Cardinal Fraction NO. 5		Cardinal Fraction NO. 6
	Cardinal Fraction NO. 7		Cardinal Fraction NO. 8
	Cardinal Fraction NO. 9		Cardinal Fraction NO.10
	Coon Dog Extension			Golden Bear NO. 1
	Golden Bear NO. 2			Lucky Boy
	Sunny Point				Sunny Point NO. 2



	Milling Ore and Processing Gold

	Dore is produced at the mine and shipped to a refiner. The refiner purifies the gold into a .9999 fine commodity. When the refiner has properly computed the final weight of the shipment, it credits the Company's account. The Company determines when and how to sell its metal credits. Currently the Company orders the gold sold at the spot price and funds are wired to the bank immediately.

	In 1993, the Company established a program to market gold specimens, quartz and gold slabs (rock that is cut into thin sheets and used as a precious stone in jewelry) and mine bars (native unrefined gold approx. 22 karat). The purpose is to increase the sale price of gold and profit from the sale.

	Governmental Regulation

	Mining is generally subject to regulation by state regulatory authorities. In most states, the production of gold is regulated by conservation laws and regulations. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. While laws may change preventing or delaying the commencement or continuance of given operations, no material expenditures for environmental control facilities are foreseen in the near future.

	ITEM 3.   LEGAL PROCEEDINGS

1. Original Sixteen to One Mine, Inc., Michael M. Miller, individually and dba Morning Glory Gold Mine, v. Hon. Reginald Littrell, Judge of the Superior Court in His Capacity as Trustee of Townsite of Alleghany, County of Sierra, California and DOES 1 through 20, inclusive. (Sierra County Superior Court Case No. 4055.)

	Case filed: June 27, 1986 - Complaint for Declaratory Relief and Preliminary and Permanent Injunction.

	Description: This action seeks to quiet title to certain townsite deeds purporting to grant rights to property overlying certain unpatented lode mining claims owned by the Company.

	Outcome: The Company did not prevail and lost the decision. An appeal was filed on February 26, 1994 with the Sierra County Superior Court.

	The appeal was heard in the Court of Appeal of the State of California Third Appellate District. The decision was filed on August 25, 1995, which overturned two of the three lower court decisions and ownership of the mining claims in dispute was restored to the Company.

	ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.






PART II


	ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	               STOCKHOLDER MATTERS

	Market Information

The common stock is traded on the Pacific Stock Exchange under the symbol OAU.
Trading began on May 19, 1989.

	   				1995				1994
	Price range	High		Low		High		Low

	1st quarter	3 15/16	3 1/4	7 1/2	4 3/4
	2nd quarter	3 3/4	2 5/8	6 1/4	5 1/2
	3rd quarter	5 1/4	3 1/8	5 3/4	4 1/2
	4th quarter	4 7/8	3 3/4	4 3/8	3 3/8

	The amount of common stock that is subject to outstanding options to purchase is 30,000. The shares of common stock that can be sold pursuant to Rule 144 under the Securities Act is 551,306.

	Holders

	As of December 31, 1995, there were 731 holders of common stock.

	Dividends

	The Company declared a special dividend of $.05 per share on August 7, 1995. The payment of future dividends will be dependent upon gold production and planned expenditures for mining or acquisitions.


	ITEM 6.   SELECTED FINANCIAL DATA

		For the Years Ended December 31,

		1995 		1994  		1993  		1992   	1991

Revenues	2,655,575 	1,200,913		3,394,216		1,554,072	59,620
Net Income
(loss)	732,124		157,673		1,313,869		441,591	(456,090)


		PART II

	ITEM 6. SELECTED FINANCIAL DATA (Continued)

		For the Years Ended December 31,

			1995	 		1994  		1993 	1992  	1991

Net Income
(loss) 		$ 0.21  		$  0.04		$ 0.38	$0.13 	$(0.14)
per share of
common stock

Total assets	$4,087,068	$3,200,899	$2,993,743 $979,768	$527,390

Long-Term
Obligations	$15,823		$------		$------	  $-------  $------


	ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Revenue

	Gold sales increased in 1995 from 1994 by $1,454,662. This is partially attributed to the change in direction from infrastructure repairs and maintenance to small block mining in favorable areas for gold deposition. The new 2600 foot level was extended north and south from the 2483 winze (an inclined excavation below a horizontal level) 300 feet during the year. A small amount of gold was produced during the work; however, emphasis was on development of the level, not production.

	Revenues for the year ended December 31, 1995, were $2,655,575 compared with $1,200,913 for the year ended 1994. Total gold production for 1995 was 6,505 troy ounces, an increase of 3,312 troy ounces or 96% compared to year ended 1994.

	Net income was $732,124, or $.21 a share, for the year ended December 31, 1995, compared with $157,673, or $.04 a share for the year ended
December 31, 1994. This increase was due to higher production and gold prices in 1995.

	Expenses

	The change in direction from infrastructure repairs and maintenance to mining during 1995 previously described contributed to a $670,025 increase in operating expenses.

	Operating expenses for the year ended December 31, 1994 decreased
$281,087 compared to the year ended December 31, 1993.   This decrease is
attributable to the decision to concentrate on repairs to the infrastructure and development work not directly associated with gold production. Gold sales were down resulting in a $300,139 decrease in salaries and wages attributable to decreased bonuses related to gold production.

	The Company's principal operating expenses for 1995 were compensation to its employees, contracted labor and supplies and taxes associated with operating the Sixteen to One Mine. An increase in contracted labor over the past two years is due to production costs of the jewelry department.

	The decreases in legal and accounting expenses for the year ended December 31, 1995, was due to the completion of legal actions that protected the Company's mining claims from the encroachment of a townsite patent.

	Significant Changes on Balance Sheet

	Inventory increased $460,620. This amount is determined by multiplying the number of fine troy ounces of gold in the bank by the spot price of gold on December 31, 1995 ($386.85 ).

	In 1995 development costs increased $347,848 from 1994. Costs included labor for drilling, blasting and removing the broken rock in the 2483 winze as well as utilities and supplies associated with the project.

	Assets increased $886,169 to $4,087,068.

	Notes payable increased $114,452. During 1995 the Company increased its inventory of quartz and gold specimens suitable for future sales in the jewelry department. Lines of credit (notes) were utilized to meet cash flow demands.

	Current Condition and Future Trends

	In February 1994, the Company began development of a new winze into unexplored ground. In June 1995, the winze extended downward about 220 feet and management decided to begin constructing the new 2600 foot level. To date this level extends 250 feet south and 50 feet north. Gold was encountered at six locations along the new level; however, mining for gold at this time is a secondary objective to the completed development of the level.. In May miners will return to the winze and continue its extension downward in order to develop a new 2800 foot level some time during the third quarter of 1996.

	In 1995, the Company formalized the division of the miners into separate crews with specific and on going task designations. The MD (metal detection) crew examines accessible small blocks of quartz throughout the mine with the latest metal detection equipment. These miners extract all visible gold, evaluate the potential of any discovery and turn the heading over to production crews for further development.

	In March 1996, the Eureka crew completed work in the 1719 stope. (A stope is a free form excavation that primarily follows the ore. The first two numbers refer to the level; the second two refer to the location from the winze.) This area yielded 8,500 ounces of gold during 1995 and 1996. The crew then moved to the 1529 stope, where a large expanse of quartz is displayed. Prior metal detection produced 150 ounces of gold from this area, which appears to have gold potential similar to the 1719 stope directly below.

	Another production crew is working on the 1900 foot level in an area below the productive 1719 stope, to determine whether the pay shoot continues downward into this area of the mine. Miners continue to break quartz in the 1571 stope, a target too promising to leave but one that has been disheartening as to gold produced to date.

	The fine ore bin of the mill is under construction. Instead of replacing the wooden bin, which burned last year, a new steel bin has been designed. It is anticipated that the mill will be operating in the second or third quarter.

	Results of the gold jewelry and specimen sales in 1994 encouraged the Company to expand the merchandise and marketing program in 1995. The
Company has continued to expand its production and sales of jewelry. While 1995 jewelry sales accounted for only 6% of total revenue, the growth in jewelry sales was over 300%. The 1996 year will mark the 100 year anniversary of the location of the Sixteen to One mining claim. Several special items including a silver and gold medallion have been designed and minted to honor this significant event in the history of the Company.

	The Company currently employs thirty-seven full-time employees; three in the corporate office, three in the expanded gold sales department and the balance in the mine.

Events That May Have a Material Effect on Future Operations, Liquidity and Capital Resources

		TECHNOLOGY
	The Company continues to test various technologies for underground gold location. Should one of the technologies prove to more effectively detect high grade pockets beyond the Company's current capabilities, the Company's ability to produce gold at a low cost would be enhanced.

		PRICE OF GOLD
	Of material effect on the Company's financial operations is the price of gold. The Company's primary income is based upon current and future prices of gold. A decrease in the spot price of gold per ounce will decrease income. Conversely, an increase in the spot price per ounce increases the Company's income. The December 31, 1995, spot price for gold was $386.85 per troy ounce. The Company makes no projections on either the future price of gold, deflation or inflation. While any decrease of the spot price of gold is definitely a negative factor, deflation and inflation can arguably be positive occurrences for the Company.

		WORKING CAPITAL
	The Company may seek to supplement its internally generated funds with funds raised externally through a registered public offering of its common stock.

		TIMBER
	In 1994, the Company filed a Timber Harvest Plan and harvested trees in Sierra County. Receipts in 1994, were approximately $125,000. Logging operations were suspended due to early snow storms. The remaining acreage under the timber harvest plan was logged in 1995. Revenue was approximately $144,000.

	LACK OF PROVEN OR PROBABLE RESERVES OF COMMERCIAL ORE
	The Company is engaged in production of gold, and continues to explore and develop ore zones in the mine. While over 24,408 ounces of fine gold have been recovered since January 1992, there are no assurances that the Company will continue to find gold, or that if gold is found that it can be mined at a profit. The Company has no proven (measured) reserves or probable (indicated) reserves of gold at the mine as those terms are defined under Federal securities regulations. However, the vein system owned and operated by the Company has yielded over 1 million ounces of gold, thereby establishing it as a proven gold deposit.

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

		DIVIDENDS
	Currently, the Company will continue to retain its earnings to expand its underground mining developmental headings, fund ongoing mining operations and provide capital for other activities deemed relevant by the Board of Directors. A special dividend of $.05 per share was declared and paid in 1995. No assurances can be given that gold production will be sufficient to allow payment of future dividends.

		LIQUIDITY
	The Company has, in the past, experienced a lack of liquidity and working capital. Although the Company held gold inventory of over $2.2 million and had little long term debt as of December 31, 1995, there can be no assurance that current gold production or gold inventory can be maintained or that the costs of mine exploration and development will not exceed revenues and deplete current assets of the Company. Management believes that the liquidity needs of the Company in the near term will be met from the sale of existing inventory and the production of gold.

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


	ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
										Page
	Independent Auditor's Report				15
	Balance Sheet							17
	Statement of Income						19
	Statement of Stockholders' Equity	 		21
	Statement of Cash Flows					22
	Notes to Financial Statements				24
	Schedules								31


	ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

	ORIGINAL SIXTEEN TO ONE MINE, INC.


FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 1995, 1994 AND 1993

and

INDEPENDENT AUDITOR'S REPORT

			PERRY-SMITH AND CO.

The Board of Directors
Original Sixteen to One Mine, Inc.

We have audited the accompanying balance sheet of Original Sixteen to One Mine, Inc. as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Sixteen to One Mine, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules V and VI listed under
Item 14(a)(2) herein are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Notes 1 and 5 to the financial statements, the Company changed its method of accounting for income taxes in 1993 to conform to the provisions of Financial Accounting Standards Board Statement No. 109.




Perry Smith And Co.
Certified Public Accountants

Sacramento, California
March 1, 1996

ORIGINAL SIXTEEN TO ONE MINE, INC.

BALANCE SHEET

December 31, 1995 and 1994


							1995			1994

	ASSETS

Current assets:
Cash							$180,618		$146,713
Accounts receivable				13,370		17,060
Inventory						2,228,192		1,767,572
Other current assets			9,552		27,783
							---------		----------
Total current assets			2,431,732		1,959,128

Mining property (Note 2):
Real estate and property rights,
net of depletion of $524,145		105,517		105,517
Mineral property				415,263		415,263
Development costs				714,037		366,189
							----------	----------
							1,234,817		886,969

Fixed assets, at cost:
Equipment						693,703		545,440
Buildings						143,250		143,250
Vehicles						118,011		77,272
							------------	----------
							954,964		765,962

Less accumulated depreciation		(568,689)	    	(451,156)
							----------	----------
Net fixed assets				386,275		314,806

Other assets, net of accumulated
amortization of $35,256 and
$29,504 in 1995 and 1994,
respectively					34,244		39,996
							-----------	----------
$4,087,068	$3,200,899
							==========	==========


							1995			1994

	LIABILITIES AND
	STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and
accrued compensation			$56,038		$65,482
Note payable due within
one year (Note 3)				264,452		150,000
Income taxes payable (Note 5)		84,000		28,200
Deferred income tax (Note 5)		632,000		524,000
							---------		----------
Total current liabilities		1,036,490		767,682

Notes payable due after
one year (Note 3)				15,823
							---------		---------
Total liabilities				1,052,313		767,682

Stockholders' equity (Note 4):
Common stock, par value $.10;
10,000,000 and 4,000,000
shares authorized in 1995
and 1994, respectively;
3,513,062 and 3,507,994
shares issued and outstanding
 in 1995 and 1994,
respectively					351,306		350,799
Additional paid-in capital		1,369,318		1,325,011
Notes receivable
from employees					(52,000)		(52,000)
Retained earnings				1,366,131		809,407
							---------		---------
Total stockholders' equity		3,034,755		2,433,217
							==========	==========
							$4,087,068	$3,200,899

The Accompanying Notes are an integral part of these financial statements.

ORIGINAL SIXTEEN TO ONE MINE, INC.

STATEMENT OF INCOME

For the Years Ended December 31, 1995, 1994 and 1993


						1995			1994			1993

Revenues:
Gold and Jewelry sales		$2,655,575	$1,200,913	$3,394,216

Operating expenses:
Salaries and wages			804,368		505,029		805,168
Depreciation and
amortization				123,285		102,150		84,826
Contract labor				75,791		36,025		16,661
Telephone and utilities		110,415		57,815		75,720
Taxes - property and payroll	117,214		107,820		86,623
Insurance					125,052		70,915		90,516
Supplies					250,163		72,386		113,288
Small equipment and repairs	72,735		39,309		43,269
Drayage					45,376		22,362		21,130
Promotion					23,525		23,819		16,450
Office expenses			13,341		11,602		8,748
Legal and accounting		57,554		99,192		67,786
Other expenses				64,762		65,132		64,458
						---------		---------		---------
Total operating expenses		1,883,581		1,213,556		1,494,643
						---------		---------		---------
Income (loss) from operations	771,994		(12,643)		1,899,573

Other income				181,130		155,316		16,569
						---------		---------		---------
Income before income taxes and
cumulative effect of required
change in accounting principle 953,124		142,673		1,916,142

Income tax (expense)
benefit (Note 5)			(221,000)		15,000		(750,273)


For the Years Ended December 31, 1995, 1994 and 1993

						1995			1994			1993

Income before cumulative
effect of required change in
accounting principle 		$732,124		$157,673		$1,165,869

Cumulative effect of required
change in accounting principle
(Note 5)											148,000
						---------		---------		---------
Net income				$732,124		$157,673		$1,313,869
						=========		=========		==========
Earnings per share:
Income per share before
cumulative effect of required
change in accounting principle $.21		$.04			$.34

Cumulative effect of required
change in accounting principle						.04

Net income per share			$.21		$.04			$.38
						=========		=========		=========
Weighted average number of
shares outstanding			3,508,291		3,507,994		3,455,869
						=========		=========		=========
ORIGINAL SIXTEEN TO ONE MINE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1995, 1994 and 1993
Balance, January 1, 1993		3,459,494	345,949	1,244,493	(662,135)				928,307

Common stock repurchased		(50,000)	(5,000)	(67,500)						(72,500)

Options exercised (Note 4)	97,000	9,700	89,668						99,368

Common stock issued			1,500	150		4,350						4,500

Notes receivable from
options exercised (Note 4)										(52,000)	(52,000)

Tax benefit from
non-qualified stock
option deduction (Note 5)					54,000						54,000
					---------------------------------------------------------------
Net income										1,313,869				1,313,869

Balance, December 31, 1993	3,507,994	350,799	1,325,011	651,734		(52,000)	2,275,544

Net income										157,673				157,673
						----------------------------------------------------------------
Balance, December 31, 1994	3,507,994	350,799	1,325,011	809,407		(52,000)	2,433,217

Retired common stock		(16,300)	(1,630)	(53,556)						(55,186)

Conversion of note payable
to common stock (Note 3)		21,368	2,137	97,863						100,000

Dividends paid										(175,400)				(175,400)

Net income										732,124				732,124
						-----------------------------------------------------------------
Balance, December 31, 1995	3,513,062	351,306	1,369,318	1,366,131	(52,000)	3,034,755

	The accompanying notes are an integral part of these financial statements.

	ORIGINAL SIXTEEN TO ONE MINE, INC.

	STATEMENT OF CASH FLOWS

	For the Years Ended December 31, 1995, 1994 and 1993


							1995			1994			1993

Cash flows from operating activities:
Net income					$732,124		$157,673		$1,313,869
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization		123,285		102,150		84,826
Decrease (increase) in accounts
receivable					3,690		(6,831)		(6,327)
(Increase) decrease in inventory	(460,620)		494,316		(1,836,332)
Decrease (increase) in other
current assets					18,231		(18,692)		(8,991)
(Decrease) increase in accounts
payable and accrued
compensation					(9,444)		(84,717)		119,465
Increase (decrease) in income
taxes payable					55,800		28,200		(20,727)
Increase (decrease) in deferred
income taxes					108,000		(44,000)		622,000
							---------		---------		---------
Stock issued in lieu of compensation						4,500

Net cash provided by operating
activities					571,066		628,099		272,283
							---------		---------		---------
Cash flows from investing activities:
Purchase of fixed assets			(189,002)		(105,575)		(32,870)
Capitalization of development costs(347,848)		(366,189)
Capitalization of legal costs					(86,633)
Deposit on property to be acquired				(10,000)		(40,000)
							---------		---------		---------
Net cash used in investing
activities					(536,850)		(568,397)		(72,870)
							---------		---------		---------

Cash flows from financing activities:
Proceeds from issuance of common
stock												$47,368
Common stock repurchased			$(55,186)					(72,500)
Repayment of notes payable		(51,371)		(100,000)
Issuance of notes payable		281,646
Dividends paid					(175,400)
  							---------		---------		---------

Net cash used in financing
activities					(311)		(100,000)		(25,132)
							---------		----------	---------
Increase (decrease) in cash		33,905		(40,298)		174,281

Cash at beginning of year		146,713		187,011		12,730
							----------	----------	---------
Cash at end of year				$180,618		$146,713		$187,011
							==========	==========	=========
Supplemental schedule of noncash
investing and financing activities:

Cash paid during the year for:
Interest expense				$29,493		$4,515
Income taxes					$57,200		$800			$800

Stock options exercised through
issuance of promissory notes								$52,000

Future tax benefit from non-qualified
stock option deduction									$54,000

Purchase of mineral property:
$300,000 through issuance of
a $250,000 promissory note and
a $50,000 deposit.  $100,000 of
the note was paid during 1994.				$150,000

Issuance of 21,368 shares of the
Company's common stock to
repay promissory note.			$(100,000)

The accompanying notes are an integral part of these financial statements.

ORIGINAL SIXTEEN TO ONE MINE, INC.

NOTES TO FINANCIAL STATEMENTS


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating gold mines in Alleghany, California.

Inventory

Inventory consists of gold bullion, specimens and jewelry recorded at the quoted market price for gold bullion. Gold bullion held in the Company's name by the smelter is accounted for using the FIFO method. All other gold inventory is accounted for using the specific identification method.

Fixed Assets

Fixed assets are stated at historical cost. Depreciation is calculated using straight-line and accelerated methods over the following estimated useful lives:

Vehicles			 	3 to   5    years
Equipment			 	5 to   7    years
Buildings				18 to 31.5 years

Mine Rehabilitation

The costs of mine rehabilitation are expensed as incurred.

Depletion Policy

Because of the geological formation in the Alleghany Mining District, estimates of ore reserves currently cannot be calculated, and accordingly, a cost per unit depletion factor cannot be determined. Should estimates of ore reserves become available, the units of production method of depletion will be used. Until such time, no depletion deduction will be recorded (see Note 2).

Development Costs

In February 1994, the Company began development of a new winze into unexplored ground. The winze was extended 200 feet downward to the 2,600 foot level. Costs associated with the development have been capitalized. During 1996 the winze will be extended another 200 feet to establish the new 2,800 foot level.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other Assets

Other assets include payments for lease rights to certain mineral property which is being amortized over their estimated useful lives of ten years.

Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities.

The principle items causing these temporary differences are as follows:

* Net operating loss carryovers
* Tax recognition of gold sales

The adjustments to the January 1, 1993 balance sheet to adopt SFAS 109 are reflected in 1993 net income as the cumulative effect of a change in accounting principle.

Gold Sales

Gold sales consist of actual cash sales during the reporting period and include both gold bullion held by the smelter and marketable ore held in inventory which are recorded at the spot price per ounce.

Earnings Per Common Share

Earnings per common share are computed on the weighted average number of common shares outstanding each year. Outstanding stock options are considered common stock equivalents but are excluded from earnings per common share computations due to immateriality.





2.	MINING PROPERTY

The original mining property is carried on the books at its March 1, 1913 value of $379,000 as determined for depletion purposes in connection with Federal income taxes. This value, together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. During 1994, the Company purchased mining properties at a cost of $300,000 and capitalized $86,633 in legal costs. These legal costs were incurred in defense of certain mining claims.

3.	NOTES PAYABLE

Notes payable at December 31, 1995 and 1994 are as follows:

										1995			1994

Unsecured notes payable to bank; interest due
monthly at the bank's prime rate plus 2%
(10.75% at December 31, 1995)					$260,921

9.95% secured note payable; secured by an
automobile; monthly installments of $442 due
through July 27, 2000.						19,354

6% unsecured note payable issued in connection
with the acquisition of mining properties.
Paid in full by a $50,000 cash payment on
March 1, 1995 and on issuance of 21,368
shares of common stock on September 1, 1995
													$150,000
										----------	---------
										280,275		150,000

Less current portion						(264,452)		(150,000)
										---------		---------
Notes payable due after one year				$15,823		$    -

Under the terms of the unsecured notes payable to bank, the Company may
borrow 	up to $275,000.  Advances under the credit lines mature on July
1, 1996.

Notes payable mature as follows:

	Year Ending			Future
	December 31,		Payments

	1996		$		264,452
	1997				3,898
	1998				4,305
	1999				4,753
	2000				2,867
			-------------------
			$		280,275
			===================
4.	STOCK OPTIONS

The following is a summary of activity, including the range of per share prices, for the Company's stock options during the three years ending December 31, 1995:

									Shares
									Under
									Option

Balance, January 1, 1993 				127,000

Exercised (at $.5775)					(37,000)
Exercised (at $1.30)					(60,000)
									-----------

Balance, December 31, 1993, 1994 and 1995	30,000
									===========

All shares under option were granted to a director in 1992, and are currently exercisable at an option price of $1.30.

Stock options were exercised by the President in 1993 at $.5775 per share. Three employees exercised their stock options in 1993 at a price of $1.30 per share. Two of these employees exercised their options through the issuance of promissory notes totaling $52,000. These promissory notes bear interest of 7% and are collateralized by the stock issued.
5.	INCOME TAXES

As discussed in Note 1, the Company adopted SFAS No. 109 as of the beginning of 1993. The cumulative effect on prior years of this change in accounting principle increased 1993 net income by $148,000, and is reported separately in the Statement of Operations for the year ended December 31, 1993. Prior year financial statements have not been restated to apply the 1994. provisions of SFAS No. 109.

The income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

						Federal		State		Total

1995

Current					$73,000		$40,000		$113,000
Deferred					91,000		17,000		108,000
						----------	---------		---------
Income tax expense			$164,000		$57,000		$221,000

1994

Current					$4,000		$25,000		$29,000
Deferred								(44,000)		(44,000)

Income tax expense
(benefit)					$4,000		$(19,000)		$(15,000)

1993

Current								$(19,727)		$(19,727)
Deferred					$574,000		196,000		770,000
						--------		---------		---------
Income tax expense			$574,000		$176,273		$750,273
						=========		=========		=========


5.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) are comprised of the following:

								1995			1994

Deferred tax assets:
Net operating loss carryovers			$134,000		$208,000
Accounts payable and other liabilities	67,000		76,000
Alternative minimum tax credit		118,000		29,000
State tax benefit					75,000
								---------		---------
Total deferred tax assets			394,000		313,000
								---------		---------
Deferred tax liabilities:
Tax recognition of gold sales			(965,000)		(765,000)
Book basis of mineral property		(46,000)		(46,000)
Accelerated depreciation				(11,000)		(12,000)
Accounts receivable and other assets	(4,000)		(14,000)
								---------		---------
Total deferred tax liabilities		(1,026,000)	(837,000)
								---------		---------
Net deferred tax liabilities	$		(632,000)		$(524,000)
								=========		=========
A reconciliation of the income tax expense (benefit) on income per the U.S.
Federal statutory rate to the reported income tax expense follows:


								1995		1994		1993

U.S. Federal statutory rate applied
to pre-tax income					$324,062	$48,509	$651,488

Depletion deduction					(83,183)	(98,564)	(18,839)

Tax benefit of net operating loss		(85,182)

Alternative minimum tax				73,000	29,000

State income taxes (net of U.S.
Federal income tax benefit)			26,400	8,757	116,340

Other							(34,097)	(2,702)	1,284
								---------	---------	---------
Income tax expense
(benefit)							$221,000	$(15,000)	$750,273
								=========	=========	=========

5.	INCOME TAXES (Continued)

For Federal income tax purposes, the Company has operating loss carryforwards which may provide future tax benefits, expiring as follows:

	Year of
	Expiration

	2006		$		345,753
	2007				48,562
					----------
			$		394,315
					=========

6.	401(k) PLAN

During 1993, the Company adopted a qualified 401(k) Plan available to all employees who meet the Plan's eligibility requirements. This Plan permits participants to make contributions by salary reduction up to the maximum limits allowed by Internal Revenue Code Section 401(k).

7.	FINANCIAL INSTRUMENTS

The Company adopted SFAS 107, Disclosures About Fair Value of Financial Instruments, on January 1, 1995. SFAS 107 requires that the Company disclose estimated fair values for certain financial instruments. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued compensation, notes payable and notes receivable from employees approximated fair value as of December 31, 1995, because of the relatively short maturity of these instruments. The carrying value of inventory is based upon quoted market prices (Note 1).

ORIGINAL SIXTEEN TO ONE MINE, INC.

SCHEDULE V - MINING PROPERTY AND FIXED ASSETS

For the Years Ended December 31, 1995, 1994 and 1993


				Balance at
				Beginning				Retirements	Balance at
				of Year		Additions	or Sales		End of Year

1995
Mining property	$1,044,925						$1,044,925
Development		366,189		$347,848				714,037
Buildings			143,250							143,250
Equipment			545,440		148,263				693,703
Vehicles			77,272		40,739				118,011
				---------		---------	---------		---------
				$2,177,076	$536,850	$	-		$2,713,926


1994
Mining property	$658,292		$386,633				$1,044,925
Development					366,189				366,189
Buildings			143,250							143,250
Equipment			443,365		102,075				545,440
Vehicles			73,772		3,500				77,272
				---------		---------	---------		---------
				$1,318,679	$858,397	$	-		$2,177,076
				=========		=========	=========		==========
1993
Mining property	$658,292							$658,292
Buildings			143,250							143,250
Equipment			414,295		$29,070				443,365
Vehicles			69,972		3,800				73,772
				---------		---------	---------		---------
 				$1,285,809	$32,870	$	-		$1,318,679
				==========	=========	=========		==========

ORIGINAL SIXTEEN TO ONE MINE, INC.

SCHEDULE VI - ACCUMULATED DEPRECIATION AND
DEPLETION OF MINING PROPERTY AND FIXED ASSETS

For the Years Ended December 31, 1995, 1994 and 1993

				Balance at	Additions
Beginning		Charged to	Retirements	Balance at
				of Year		Operations	or Sales		End of Year

1995
Mining property	$524,145								$524,145
Buildings			90,945		$1,608					92,553
Equipment			310,402		99,614					410,016
Vehicles			49,809		16,311					66,120
				---------		---------		---------		---------
				$975,301		$117,533		$	-		$1,092,834

1994
Mining property	$524,145								$524,145
Buildings			89,335		$1,610					90,945
Equipment			228,663		81,739					310,402
Vehicles			36,760		13,049					49,809
				---------		---------		---------		---------
				$878,903		$96,398		$	-		$975,301
				=========		=========		=========		=========
1993
Mining property	$524,145								$524,145
Buildings			81,340		$7,995					89,335
Equipment			169,613		59,050					228,663
Vehicles			24,731		12,029					36,760
				---------		---------		---------		---------
				$799,829		$79,074		$	-		$878,903
				=========		=========		=========		=========

PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

	 The following table sets forth the Officers and Directors of the
Company.  The directors listed below will serve until the next annual shareholders meeting to be held on June 22, 1996.  All of the officers of the Company serve at the pleasure of the board of directors.
										Officer
Name				Age	Position				Since	Director Since
Charles I. Brown	64	Treasurer & Director	1990		1986

Leland O. Erdahl	67	Director				----		1992

Michael M. Miller	53	President & Director	1983		1977

Johan Raadsma		38	Vice President			1992		----

Richard C. Sorlien	73	Secretary & Director	1990		1986

Charles I. Brown-Director and Treasurer

Mr. Brown has served as the Executive Vice President and Chief Financial Officer of Integrated Medical Systems, Inc. ("IMS"), of Golden, Colorado, a healthcare communications company, since 1995 and as a Director of IMS since 1992. From 1992 to March 1995, Mr. Brown was a Senior Vice President and the Chief Financial Officer IMS. From 1983 to 1992, he was active as a financial consultant to, and a director of, several banks and corporations. He was formerly Chairman of the Board of American National Bank-Laramie, Laramie, Wyoming, from 1986 to 1992, the Chairman of the Rawlins National Bank, Rawlins, Wyoming, from 1983 to 1991, and the Chairman of the Board of Prudential Bank of Denver, Colorado from 1984 to 1986. He is also a Director of Izzo Systems, Inc., Denver, Colorado, a private manufacturer of gold bags and related products. From 1974 to 182, he served as Senior Vice President and Director of Energy Fuels Corporation, a Denver-based, privately owned mining company. From 1959 to 1974, he served as Vice President/Finance and Director of Western Nuclear, Inc., a publicly-owned mining company listed on the American Stock Exchange prior to its acquisition by Phelps Dodge Corporation in 1970. Since 1978, he has served as a Trustee of the Colorado State University Research Foundation, Fort Collins, Colorado, and since 1974, he has served as a Trustee of the Colorado Outward Bound School. He is a member of the American Alpine Club. Mr. Brown received a master of business administration degree with distinction from Harvard Graduate School of Business Administration in 1959 and a bachelor of arts in geology from William College in 1954. He was born in Bombay, India.

Leland O. Erdahl-Director

Mr. Erdahl is a director of Freeport McMoRan Copper and Gold Inc., Canyon Resources Corporation, Uranium Resources, Inc. and Hecla Mining Company.
He is also a trustee for a   group of John Hancock Mutual Funds.  He is
also a director of Santa Fe Ingredients Co., Inc. and Santa Fe Ingredients Co. of California, Inc., private food processing companies. Mr. Erdahl has been an active participant in the mining industry most of his life. From 1970 until 1984 he held executive offices including President and Chief Executive Officer with Ranchers Exploration and Development Corporation, a diversified mining company. From 1987 to 1992, Mr. Erdahl was President and Chief Executive Officer of Stolar, Inc., a company active in using underground radio communications and geologic imaging to assist mine operators. Mr. Erdahl is a graduate of the college of Santa Fe with a degree in business administration, and is a certified public accountant.
He was born in Doland, South Dakota.

Michael M. Miller-Director, President and CEO

As President and Chief Executive Officer , Mr. Miller is responsible for the day-to-day operations of the Company. In 1975, Mr. Miller became the sole proprietor of the Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). Since 1991 he has served as a member of the Sierra County Planning Commission (Chairman 1992 and 1993). Mr. Miller is licensed as a California Class A general engineering contractor. He is a member of the American Institute of Mining
Engineers.   In 1965, Mr. Miller received a B.A. from the University of
California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.

Johan M. Raadsma-Vice President of Operations

Mr. Raadsma is the mine manager and responsible for the day to day mining operations in which he manages thirty-one employees. He has been employed by the Company since 1984. Mr. Raadsma graduated from the University of New South Wales, Sydney, Australia in 1979 with a B.E. in mining
engineering.   Mr.  Raadsma has worked in mines in California, Washington,
Nevada, Sierra Leone, and Australia. He is a registered environmental assessor and a civil engineer. He was born in Dar-Es-Salaam, East Africa.

Richard C. Sorlien-Director and Secretary

Mr. Sorlien served as a partner for 33 years and of Counsel for five years with the Philadelphia, Pennsylvania law firm of Pepper, Hamilton and Scheetz. Mr. Sorlien served 22 years as a Director of the Glenmede Trust Company in Philadelphia. He also served as a Director and Corporate Secretary of the Cressona Aluminum Company of Cressona, Pennsylvania from 1979 until January 1996. He is a Director of the International Lawn Tennis Club of the United States. He owns the Alaska Mine and Tree Farm in Pike, California. Mr. Sorlien received a Bachelors of Arts degree (A.B.) from Harvard University in 1947, and earned his law degree (L.L.B.) from Harvard Law School in 1949. He was born in Minneapolis, Minnesota.


ITEM 11.  EXECUTIVE COMPENSATION

Remuneration of Directors and Executive Officers

Total compensation for each Director, excluding the President, consists of $750 per meeting attended and a $2,000 retainer effective January 1, 1994.

The Company has not paid or distributed and does not pay or distribute cash or non cash compensation to officers, directors or employees under any retirement, pension or other plans, and has no intent to do so in the future.

Management Remuneration for the Period Ended December 31, 1995.

Name
and										Other
Principal									Annual
Position			Year		Salary	Bonus	Compensation Securities

Michael Miller		1995		$  99,840 -		-			-
President & CEO	1994		$  98,544	-		-			-
				1993		$ 104,000	$25,000 	-			-

Johan Raadsma		1995		$  75,000 -		-			-
Vice-President		1994		$  73,919	-		-			-
				1993		$  79,800	$15,000	-			-


Current Management Remuneration

Effective January 1, 1994 Mr. Miller received an increase in salary from $96,000 to $100,000. In addition to this increase he was awarded a $25,000 bonus. In March 1992, at the board of directors' direction, Johan M. Raadsma, the mine manager, was promoted to Vice President. His compensation was $72,000 per year. In December 1993 the board of directors voted to increase the salary of Johan Raadsma, effective January 1, 1994, from $72,000 to $75,000. In addition to this increase he was awarded a $15,000 bonus. There were no increases or bonuses granted to the officers during 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of	 	Name and Address	  Amount and Nature			Percent
 Class 		of Beneficial Owner	 of Beneficial Owner   		of Class

Common	M. Blair Hull				492,750				14%
		Hull Trading Co.
		401 So. LaSalle, Ste. 505
		Chicago, IL  60605

Common	Kathy N. Hull				500,750				14%
		11 Sierra Ave.
		Piedmont, CA  94611

Common	Michael M. Miller			344,750				10%
		P.O. Box 941
		Alleghany, CA  95910

Common	Charles I. Brown			160,000				 4%
		Family Partnership, LTD
		2691 Pinehurst Drive
		Evergreen, CO  80439


Common	Richard Sorlien			87,250				2.5%
		3000 Two Logan Square
		18th & Arch Street
		Philadelphia, PA  19103


Common	Johan Raadsma				20,000				0.5%
		15903 Shannon Way
		Nevada City, CA 95959

Security Ownership of Management Including Officers and Directors

Title of												Percent
 Class 			  Name      		 Amount  				of Class

Common		Charles I. Brown		160,000				4%
			Officer and Director

Common		Michael M. Miller		344,750				10%
			Officer and Director

Common		Richard C. Sorlien		 87,250				2.5%
			Officer and Director

Common		Johan Raadsma		 	 20,000				0.5%


Common		All Officers and		612,000				17%
Directors	as a group







	PART III


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


	PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		  FORM 8-K

(a)  1 and 2.  Financial statements

	The financial statements and schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this report.


 3.  Exhibits

			The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

(b)  Reports on Form 8-K

	No reports on Form 8-K were required to be filed.

THE ORIGINAL SIXTEEN TO ONE MINE, INC.

	INDEX TO FINANCIAL STATEMENTS

	AND FINANCIAL STATEMENT SCHEDULES
	(ITEM 14 (a) 1 and 2)



												Page
Balance sheet at December 31, 1995 and 1994				17

Statement of income for each of the three years
  in the period ended December 31, 1995					19

Statement of stockholders' equity for each of
  the three years in the period ended December 31, 1995	21

Statements of cash flows for each of the three
  years in the period ended December 31, 1995			22

Notes to financial statements							24

Schedules for each of the three years in the period ended December 31, 1995:

   V - Mining property and fixed assets					31

  VI - Accumulated depreciation						32

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant


By:
	 Richard C. Sorlien
	 Secretary and Director, March 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




Michael M. Miller
President and Director, March 15, 1996



Charles I. Brown
Treasurer and Director, March 15, 1996




Leland O. Erdahl
Director, March 15, 1996

INDEX TO EXHIBITS



							Method of
Exhibit No.					Filing
3	Articles of Incorporation	Incorporated
							by reference

4  	Stock Certificate			Incorporated
							by reference