Form 10-Q
period 1996-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1996-05-14
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996  Commission File No. 001-10156




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

                                Yes X   No

As of March 31, 1996, 3,509,060  shares of Common Stock, par
$.10 per share, were issued and outstanding.

PART I: FINANCIAL INFORMATION
Original Sixteen to One Mine, Inc.
Statement of Cash Flows


                     Three Months Ended             Three Months Ended
                      March 31, 1996                   March 31, 1995
Cash Flows From Operating Activities:

Cash Received              $   667,741                    $     71,714
Cash Received From
  Other Sources                  6,921                          29,743
Cash Paid to Suppliers
& Employees                   (453,550)                       (157,448)
Interest Received                  112                           4,573
Interest Paid                   (7,187)                              0
Taxes Paid In Cash             (84,000)                        (28,200)
                       ---------------              -------------------
     Cash Provided
     By Operations            130,037                          (79,618)


Cash Flows From Investing Activities:

Payments Made on Brown
Bear Property                       0                          (50,000)
Bond Deposit                   (5,000)                               0
Proceeds From Borrowing             0                          121,000
Purchase Of Equipment        (108,389)                          (8,015)
Payments Made For
  Development                 (86,533)                         (82,805)

     Cash Used In     ----------------                 ----------------
     Investing Activities    (199,922)                         (19,820)


Cash Flows From Financing Activities:

Payments Made On
  Notes Payable                   (850)                              0
Repurchase and Retirement
  of Common Stock              (15,742)                        (38,111)

     Cash Used in
     Financing Activities      (16,592)                        (38,111)

Net Increase
  (Decrease) in Cash           (86,477)                       (137,549)

Cash, Beginning                180,618                         146,713
                     -----------------              ------------------
Cash, Ending        $           94,141              $            9,164
                     =================              ==================

Reconciliation of Net Income to Cash Provided by Operating Activities:

Net Income (Loss)               52,243                        (338,992)
Changes in Operating Assets
  & Liabilities:
Decrease in Accounts Receivable  2,144                            (798)
(Increase) Decrease in
  Inventory                     38,818                         149,560
Decrease in
  Other Current Assets          (5,911)                            584
Increase in
  Accounts Payable              80,485                          89,212
Increase (Decrease) in
  Accrued Expenses              16,043                          20,431
Decrease in
  Income Tax Payable           (84,000)                        (28,200)
Increase in
  Deferred Income taxes          1,000                               0
Depreciation                    27,777                          27,147
Amortization                     1,438                           1,438
                       ---------------                 ---------------
Cash Provided By Operations  $ 130,037                       $ (79,618)

PART I: FINANCIAL INFORMATION
Original Sixteen to One Mine, Inc.
[CAPTION]
Statement of Income and Retained Earnings

                   Three Months Ended March 31,
                          1996             1995
Revenue                $  665,597      $  72,511

Expenses:

Administration              8,221             0
Directors' Fees             4,796             0
Salaries, Officers         53,476        36,977
Wages & Related           266,214       182,043
Contract Labor             24,062        17,212
Insurance                  17,922        14,309
Professional Fees          38,680        25,779
Supplies                   88,262        52,604
Taxes                      11,115        13,218
Utilities                  31,367        26,579
Drayage                    14,822         8,140
Office                     11,557         2,624
Shareholders' Expense         405             0
Advertising & Marketing    11,197         9,300
Depreciation &
 Amortization              29,215        28,585
                      -----------   ------------

     Total Expenses       611,311       417,370


Profit(Loss)
  from Operations          54,286     (344,859)

Other Income & (Expense):
Other Income                7,034       29,743
Other Expenses              8,077      (23,876)
   Total Other
   Income (Expense)        (1,043)       5,867
Income (Loss) Before Taxes 53,243     (338,992)
Provision for Income Tax   (1,000)           0

Net Income (Loss)          52,243     (338,992)
Retained Earnings
(December 31, 1995)     1,366,131
Retained Earnings
 (March 31, 1996     $  1,418,374

Income (Loss) Per Share   0.01          (0.10)

PART I: FINANCIAL INFORMATION
Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

ASSETS

                                 March 31, 1996        December 31, 1995


Current Assets:

Cash & Cash Equivalents              $  94,141            $  180,618
Accounts Receivable                     11,226                13,370
Inventory                            2,189,374             2,228,192
Other Current Assets                    15,463                 9,552
                                   -----------           -----------
     Total Current Assets            2,310,204             2,431,732


Mining Property:

Real Estate & Property Rights
   (at March 1, 1913,
   cost plus subsequent
   additions, net of
   depletion of $524,145)              105,517               105,517
Mineral Property                       415,263               415,263
Development                            800,570               714,037
                                    ----------            ----------
     Total Mining Property           1,321,350             1,234,817


Fixed Assets:

Building & Mill                        144,462               143,250
Vehicles                               166,998               118,011
Equipment                              751,893               693,703
                                    ----------             ---------
                                     1,063,353               954,964
Accumulated Depreciation              (596,466)             (568,689)
                                    ----------             ---------
     Net Fixed Assets                  466,887               386,275

                                    ----------             ----------
Other Assets (Net of Amortization)      37,806                34,244
                                    ----------             ----------
Total Assets                      $  4,136,247          $  4,087,068
                                    ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

                                 March 31, 1996    December 31, 1995


Current Liabilities:

Accounts Payable                    $  136,523             $  56,038
Income Taxes Payable                         0                84,000
Deferred Income Taxes                  633,000               632,000
Accrued Expenses                        16,043                     0
Line of Credit                         260,921               260,921
Current Maturities of long-term Debt     3,619                 3,531
                                    ----------            ----------
     Total Current Liabilities       1,050,106             1,036,490
                                    ----------            ----------
long-term Liabilities:

Note Payable - GMAC                     18,504               19,354
Less Current Maturities                 (3,619)              (3,531)
                                    -----------           ----------
     Total long-term Liabilities         14,885               15,823


Stockholders' Equity:

Capital Stock, par value $.10 - 10,000,000 shares
   authorized;   3,509,062  and  3,513,062  shares
   issued & outstanding as of March 31, 1996
   and  December 31, 1995,
     respectively                      350,906              351,306
Paid-In-Capital                      1,353,976            1,369,318
Notes Receivable-Employees             (52,000)             (52,000)
Retained Earnings                    1,379,748            1,366,131
                                    ----------            ----------
     Total Stockholders' Equity      3,032,630            3,034,755
                                    ----------            ----------
Total Liabilities and
  Stockholders Equity             $  4,097,621         $  4,087,068
                                    ==========            ==========

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


Income Taxes

Differences exist between the amount of income or loss reported for financial statements and income tax reporting purposes. These differences are attributable to the use of the cash basis reporting of more revenues and accelerated depreciation and depletion methods for income tax purposes. No provision for income taxes has been made in the current year because of the uncertainty of revenues for the remainder of the year.

Net Income or Loss Per Share

Net income or loss per share has been computed using the common shares outstanding at end of reporting period. The Company's stock equivalents have been excluded from the calculation of shares outstanding.

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

NOTE 3: INCOME TAXES

For Federal income tax purposes, the Company has operating loss carryforwards which may provide future tax benefits, expiring as follows:

                Year of expiration
                         2006     $345,753
                         2007      $48,562
                               -----------
                                  $394,315

For California state income taxes, the Company has no operating loss carryforwards.

NOTE 4: NOTES PAYABLE

At March 31, 1996, the Company has a $18,504 secured 9.95% note payable in connection with the acquisition of a Chevrolet Astro Van. The note is payable in 60 monthly installments of $442.

At March 31, 1996, the Company has revolving lines of credit. The credit lines expire June 30, 1996. The borrowing under these lines of credit at March 31, 1996, are $67,847 and $193,074.

Comparison Of Three Months

The company's mining activities for the first three months ended March 31, 1996 produced $665,597 compared to $72,511 in the first quarter of 1995. Gold production at the Sixteen to One Mine has always been unpredictable when compared on a quarter to quarter basis, either by years of by successive quarters. During the first quarter of 1996 a high-grade concentration of gold was mined which accounts for the nine-fold increase in revenue.

Wages and related expense, supplies, and other expenses increased for 1996, when compared with the first quarter of 1995. This is due to an overall increase in the number of employees and the scope of mining and company related activities.

Balance sheet financial data remained stable when first quarter 1996 is compared to December 31, 1995.


RESULTS OF OPERATIONS:

The primary mining focus in developing the 2483 winze and the access levels from the winze. The 2600 feet level extends 60 feet to the north and 290 feet to the south. Gold has been encountered along the strike of the vein on the 2600 foot level. A ventilation and access raise was excavated between the 2600 foot level and the 2400 foot level. Gold was located during the work and the area will be developed during the second quarter. Miners continue the small block mining objectives as well as metal detection activities and maintenance.

LIQUIDITIY AND CAPITAL RESOURCES AS OF MARCH 31, 1996:

Gold production and accumulated inventory were the sources of cash during the quarter, In order to finance the Company, inventory will be sold, in the event that gold production ceases and inventory is consumed, other financing alternatives will be implemented to maintain the current level of activity.

The company throughout its 85 year history has never experienced steady or regular gold production when measured on a monthly, quarterly, semi-annual, and annual basis. This situation is due to the high-grade nature of the gold deposit in Alleghany, California. The situation is further stressed because of the wide choices in areas to develop the mine for future production and the many choices to conduct small block mining for gold.
Considerations for determining mining priorities include: potential ounces of each target, set up costs, on-going costs, time, impact on the mine's infrastructure (hoisting capacity, haulage, water) and the likelihood of little or no gold production.

The company has adequate gold in inventory to sustain its normal mining operations during 1996. Gold held in the bank equals $2,189,374.

SIGNATURES

Pursuantj to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              Original Sixteen to One Mine, Incorporated

                    (Registrant)

Date: May 13, 1996


                    Michael M. Miller, President