Form 10QSB
period 1996-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1996-08-13
CIK 74925

                SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                                     FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR QUARTER ENDED JUNE 30, 1996  COMMISSION FILE NO. 001-10156

ORIGINAL SIXTEEN TO ONE MINE, INC. (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           CALIFORNIA                                     94-0735390
           ----------                                     ----------
(State or other jurisdiction of                        (IRS Employer
 incorporated or organization)                          identification No.)


                      Post Office Box 1621, Alleghany, CA 95910
                      -----------------------------------------
                      (Address of principal executive offices)


                                    (916)287-3223
                                    -------------
                 (Registrant's telephone number) (including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTH (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.
                                YES X    NO
                                   ---      ---

AS OF JUNE 30, 1996, 3,501,868 SHARES OF COMMON STOCK, PAR $.10 PER SHARE, WERE ISSUED AND OUTSTANDING.

                                       PART I: FINANCIAL INFORMATION
                                       Original Sixteen to One Mine, Inc.
                                            Condensed Balance Sheet

ASSETS

                                                                  June 30, 1996                  December 31, 1995
                                                               ------------------                -----------------
CURRENT ASSETS:

Cash                                                           $           42,851               $         180,618
Accounts Receivable                                                        18,896                          13,370
Inventory                                                               1,634,906                       2,228,192
Other Current Assets                                                       18,160                           9,552
                                                               ------------------                -----------------
     Total Current Assets                                               1,714,813                       2,431,732

                                                               ------------------                -----------------

MINING PROPERTY:

Real Estate & Property Rights
   (at March 1, 1913, cost plus subsequent
   additions, net of depletion of $524,145)                               105,517                         105,517
Mineral Property                                                          415,263                         415,263
Development                                                               849,406                         714,037
                                                               ------------------                -----------------

     Total Mining Property                                              1,370,186                       1,234,817
                                                               ------------------                -----------------

FIXED ASSETS:

Building & Mill                                                           144,462                         143,250
Vehicles                                                                  176,086                         118,011
Equipment                                                                 755,223                         693,703
                                                               ------------------                -----------------

                                                                        1,075,771                          954,964
Accumulated Depreciation                                                 (624,243)                        (568,689)
                                                               ------------------                -----------------

     Net Fixed Assets                                                     451,528                          386,275
                                                               ------------------                -----------------

Other Assets (Net of Amortization)                                         36,368                           34,244
                                                               ------------------                -----------------

Total Assets                                                   $        3,572,895                $       4,087,068
                                                               ------------------                -----------------
                                                               ------------------                -----------------


                                           See Accompanying Notes

                                       PART I: FINANCIAL INFORMATION
                                     Original Sixteen to One Mine, Inc.
                                            Condensed Balance Sheet



LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
                                                                  June 30, 1996                  December 31, 1995
                                                               ------------------                -----------------
CURRENT LIABILITIES:

Accounts Payable                                               $           46,863                $          56,038
Income Taxes Payable                                                            0                           84,000
Deferred Income Taxes                                                     633,000                          632,000
Accrued Expenses                                                              182                                0
Line of Credit                                                            260,921                          260,921
Current Maturities of Long-Term Debt                                        3,649                            3,531
                                                               ------------------                -----------------

     Total Current Liabilities                                            944,615                        1,036,490
                                                               ------------------                -----------------

LONG-TERM LIABILITIES:

Note Payable - GMAC                                                        17,632                           19,354
Less Current Maturities                                                    (3,649)                          (3,531)
                                                               ------------------                -----------------

     Total Long-Term Liabilites                                            13,983                          15,823
                                                               ------------------                -----------------

STOCKHOLDERS' EQUITY:

Capital Stock, par value $.10 - 10,000,000 shares
   authorized; 3,501,868 and 3,513,062 shares
   issued & outstanding as of June 30, 1996
   and December 31, 1995, respectively                                    350,187                          351,306
Paid-In-Capital                                                         1,321,423                        1,369,318
Notes Receivable-Employees                                                (26,000)                         (52,000)
Retained Earnings                                                         968,687                        1,366,131
                                                               ------------------                -----------------

     Total Stockholders' Equity                                         2,614,297                        3,034,755
                                                               ------------------                -----------------

Total Liabilities and
  Stockholders' Equity                                         $        3,572,895                $       4,087,068
                                                               ------------------                -----------------
                                                               ------------------                -----------------

                                           See Accompanying Notes

                                 PART I: FINANCIAL INFORMATION
                              Original Sixteen to One Mine, Inc.
                            Statement of Income and Retained Earnings

                                          Three Months Ended June 30,         Six Months Ended June 30,
                                               1996            1995               1996             1995
                                       -------------   -------------      -------------   -------------
   REVENUES:
   Gold & Silver Production            $      86,326   $     310,302      $     751,923   $     382,813
   Miscellaneous                                   0         108,304                  0         108,304
                                       -------------   -------------      -------------   -------------
      Total Revenues                          86,326         418,606            751,923         491,117
                                       -------------   -------------      -------------   -------------

   EXPENSES:

   Administration                              2,009               0             10,230               0
   Directors' Fees                                 0               0               4796               0
   Salaries, Officers                         33,346          31,694             86,822          68,671
   Wages & Related                           231,776         140,720            497,990         288,440
   Contract Labor                              7,784          14,441             31,846          31,653
   Insurance                                  15,094          32,942             33,016          60,649
   Professional Fees                          27,408          11,406             66,088          37,185
   Supplies                                   96,863          59,608            185,125         112,672
   Taxes                                       3,961          23,895             15,076          58,442
   Utilites                                   29,441          33,743             60,808          60,322
   Drayage                                    15,076          11,413             29,898          20,042
   Office                                     23,203           4,086             34,760           5,707
   Shareholders' Expense                       2,340               0              2,745          11,961
   Advertising & Marketing                    25,935           2,661             37,132               0
   Depreciation & Amortization                29,215          28,585             58,430          57,170
                                       -------------   -------------      -------------   -------------

        Total Expenses                       543,451         395,194           115,4762         812,914
                                       -------------   -------------      -------------   -------------

   Income(Loss) from Operations             (457,125)        (23,412)          (402,839)       (321,797)
                                       -------------   -------------      -------------   -------------

   Other Income & (Expense):

   Other Income                                8,326          30,670             15,360          55,984
   Other Expenses                               (888)        (14,810)            (8,965)        (34,254)
                                       -------------   -------------      -------------   -------------

        Total Other Income                     7,438          15,860              6,395          21,730
                                       -------------   -------------      -------------   -------------

   Income (Loss) Before Taxes               (449,687)        (39,272)          (396,444)       (300,067)

   Provision for Income Tax and
    income tax benefit                             0               0             (1,000)        135,597
                                       -------------   -------------      -------------   -------------

   Net Income (Loss)                   $    (449,687)  $      39,272           (397,444)  $    (164,470)
                                       -------------   -------------                      -------------
                                       -------------   -------------                      -------------
   Retained Earnings (December 31, 1995)                                      1,366,131
                                                                          -------------
   Retained Earnings (June 30, 1996)                                      $     968,687
                                                                          -------------
                                                                          -------------
   Loss Per Share                                                         $       (0.11)   $     (0.05)
                                                                                  ------         ------



                                       See Accompanying Notes

                                        PART I: FINANCIAL INFORMATION
                                     Original Sixteen to One Mine, Inc.
                                           Statement of Cash Flows

                                                              Six Months Ended                Six Months Ended
                                                                June 30, 1996                   June 30, 1995
                                                            ------------------              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received From Customers                                $          746,397              $          496,294
Cash Received From Other Sources                                         7,846                          64,165
Cash Paid to Suppliers & Employees                                    (521,972)                       (498,901)
Interest Received                                                        7,514                           5,503
Interest Paid                                                           (7,640)                              0
Taxes Paid In Cash                                                     (84,000)                        (28,200)
                                                            ------------------              ------------------

     Cash Provided By Operations                                       148,145                          38,861
                                                            ------------------              ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments Made on Brown Bear Property                                         0                        (150,000)
Purchase of Equipment                                                 (120,807)                        (39,369)
Payment Made For Development                                          (135,369)                       (165,061)
Payment Made For Bond Deposit                                           (5,000)                              0
                                                            ------------------              ------------------

     Cash Used In Investing Activities                                (261,176)                       (354,430)
                                                            ------------------              ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Borrowings                                                     0                         266,000
Payments Made On Notes Payable                                          (1,722)                              0
Payments Received on Notes Receivable Employees                         26,000                               0
Repurchase and Retirement of Common Stock                              (49,014)                        (38,111)
                                                            ------------------              ------------------
     Cash Used in Financing Activities                                 (24,736)                        227,889
                                                            ------------------              ------------------

Net Increase (Decrease) in Cash                                       (137,767)                        (87,680)

Cash, Beginning                                                        180,618                         146,713
                                                            ------------------              ------------------

Cash, Ending                                                $           42,851              $           59,033
                                                            ------------------              ------------------
                                                            ------------------              ------------------


Reconciliation of Net Income to Cash Provided by Operating Activities:

Net Income (Loss)                                                     (397,444)                       (164,470)
Changes in Operating Assets & Liabilities:
    (Increase) Decrease in Accounts Receivable                          (5,526)                          5,177
    Decrease in Inventory                                              593,286                         335,886
    Increase in Other Current Assets                                    (8,608)                        (85,270)
    Increase (Decrease) in Accounts Payable                             (9,175)                         38,937
    Decrease in Officers Compensation                                        0                          (1,747)
    Increase in Accrued Expenses                                           182                          16,975
    Decrease in Income Tax Payable                                     (83,000)                        (28,200)
    Decrease in Deferred Income Taxes                                        0                        (135,597)
    Depreciation                                                        55,554                          54,294
    Amortization                                                         2,876                           2,876
                                                            ------------------              ------------------

Cash Provided By Operations                                 $          148,145              $           38,861
                                                            ------------------              ------------------
                                                            ------------------              ------------------

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

REVENUE

Revenue consists of gold and silver mined during the reporting period, either sold during the period or held in inventory. It is recorded at the spot price per ounce on the date of sale. Revenue does not include unprocessed high-grade ore mined during the reporting period. Gold and silver held in inventory is recorded at the spot price per ounce on the balance sheet date.

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

DEVELOPMENT

In February 1994, the Company began development of the 2483 winze into unexplored ground. Costs associated with the development are being capitalized.

INCOME TAXES

Differences exist between the amount of income or loss reported for financial statements and income tax reporting purposes. These differences are attributable to the use of the cash basis reporting of ore revenues and accelerated depreciation and depletion methods for income tax purposes. No provision for income taxes has been made in the current year because of the uncertainty of revenues for the remainder of the year. Income taxes for the six months ended June 30, 1995, includes a benefit for net operating losses applied in that period.

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

NOTE 3: INCOME TAXES

For Federal income tax purposes, the Company has operating loss carryforwards which may provide future tax benefits, expiring as follows:

             Year of expiration
             ------------------
                  2006                  $345,753
                  2007                    48,562
                                        --------
                                        $394,315
                                        --------
                                        --------

For California state income taxes, the Company has no operating loss carryforwards.

NOTE 4: NOTES PAYABLE

The Company has a note payable to the bank amounting to $17,632 bearing interest at 9.95% and secured by a Chevrolet Astro Van. The note is payable in 60 monthly installments of $442 including interest.

At June 30, 1996, the Company has revolving lines of credit. The credit lines expire June 30, 1997. The borrowing under these lines of credit at June 30, 1996, are $67,847 and $193,074.

       ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Currently miners are advancing six headings underground. All of these areas were selected for gold production instead of long term development or rehabilitation. Most of the gold production for the quarter came in June.

Two of the six mining targets have the greatest potential for producing significant ounces of gold: the 1900 level raises and the 2233K underhand stope.

The 1900 level raises are two separate wing raises that were started during the quarter. One is driven in a southerly direction. One is driven in a northerly direction and are respectively identified as the 1919 South Wing raise and the 1919 North Wing raise. Prior mining above this block of ground has been very successful. In 1993, the company recorded one million dollars of gold mined in one day from the 1333 stope. In July of 1995, the company recorded two million dollars of gold mined over five days from the 1733 stope. Both of these areas are directly up dip (over) the wing raises. Scattered gold was found throughout the 120 feet of the southerly wing raise.

The 2233K underhand stope is in the most southerly part of the mine workings on the K vein. The K vein is dipping towards the Sixteen to One vein and the projected intersection is about 200 feet below the 2200 foot level. Mining in this area began towards the end of the quarter after the old stope was cleared of broken rock and debris.

A crew continues to work from the recently excavated 2483 winze. Miners completed a raise connecting the 2600 level to the 2400 level during the second quarter of 1996. This provides a second exit as well as additional options for utilities and material handling. Gold has been found scattered throughout the workings in significant but minor amounts.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995.

For six months ended June 30, 1996, revenues increased by $260,806 from the comparable six months ended June 30, 1995. Production for the first six months was $751,923. The reader is reminded that Original Sixteen to One operates a high grade underground gold mine. While the vein system is proven and has produced over 1 million ounces of gold, it is unthinkable to state our reserves as "proven" according to standards recognized in the open pit gold mining industry or in low grade underground mines; however, it is a proven gold deposit. During the past four years a significant percentage of annual production has been mined during a short period of time. For example, in 1993, over $1 million was mined in a single day. During 1995 over $2 million was mined in ten days. Quarterly comparisons are a difficult tool to use in analyzing the company.

Total current assets decreased by $716,919 as accumulated gold inventory was sold. Current liabilities decreased by $91,875. Lines of credit were used as cash flow tools to minimize the amount of gold to be crushed in order to provide the bank credits necessary to meet monthly overhead. The reason for implementing these tools was to conserve the valuable quartz and gold inventory used to supply the growing jewelry and specimen sales division established by the Company in 1994.

Expenses increased by $341,848. The largest increase was wages and related ($209,550). Two factors have contributed to this increase: existing miners wages have increased and additional employees have been added to the payroll.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 1996

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 1996   (CONTINUATION)

Considerations for determining mining priorities include: potential ounces of each target, set-up costs, on-going cost, time, impact on the mine's infrastructure (hoisting capacity, haulage, water) and the likelihood of little or no gold production.

EVENTS THAT MAY HAVE A MATERIAL EFFECT ON FUTURE OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

                                      TECHNOLOGY

The Company continues to test various technologies for underground gold location. Should one of the technologies prove to more effectively detect high-grade pockets beyond the Company's current capabilities, the Company's ability to produce gold at a low cost would be enhanced.

                                    PRICE OF GOLD

Of material effect on the Company's financial operations is the price of gold. The Company's primary income is based upon current and future prices of gold. A decrease in the spot price of gold per ounce will decrease income. Conversely, an increase in the spot price per ounce increases the Company's income. The June 30, 1996, spot price for gold was $380.35 per troy ounce. The Company makes no projections on either the future price of gold, deflation or inflation. While any decrease of the spot price of gold is definitely a negative factor, deflation and inflation can arguably be positive occurrences for the Company.

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

                LACK OF PROVEN OR PROBABLE RESERVES OF COMMERCIAL ORE

The Company is engaged in production of gold, and continues to explore and develop ore zones in the mine. While over 24,000 ounces of fine gold have been recovered since January 1992, there are no assurances that the Company will continue to find gold, or that if gold is found that it can be mined at a profit. The Company has no proven (measured) reserves or probable (indicated) reserves of gold at the mine as those terms are defined under Federal securities regulations. However, the vein system owned and operated by the Company has yielded over 1 million ounces of gold, thereby establishing it as a proven gold deposit.

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

EVENTS THAT MAY HAVE A MATERIAL EFFECT ON FUTURE OPERATIONS, LIQUIDITY AND
CAPITAL RESOURCES   (CONTINUATION)


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

                                      LIQUIDITY

The Company has, in the past, experienced a lack of liquidity and working capital. Although the Company holds gold inventory of over $1.6 million and has little long term debt as of June 30, 1996, there can be no assurance that current gold production or gold inventory can be maintained or that the costs of mine exploration and development will not exceed revenues and deplete current assets of the Company. Management believes that the liquidity needs of the Company in the near term will be met from the sale of existing inventory and the production of gold.

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

SUBSEQUENT EVENTS

On July 3, 1996, gold was mined, sacked and inventoried from five locations underground in the working headings. This is the first time that five headings have produced gold simultaneously. While this re-enforced the wisdom of mining in all of these areas, particular emphasis is placed on the 2333K underhand stope and the 1919 wing raise north. Over 300 ounces of gold has been recorded from the underhand stope. The gold was not scattered but wired in a lense that continues down the dip of the vein. The company is encouraged by this discovery and the nature and amount of vein material remaining to be mined. A 200 ounce pod of gold was found in the 1919 wing raise north. A concentration of this size in relation to the pockets of gold mined during 1993 and 1995 above this area is a strong indicator that heavy gold solutions migrated through this area. A large block of ground above the discovery remains to be mined.

                             PART II - OTHER INFORMATION







ITEM 1 - CHANGES IN SECURITIES


ITEM 2 - DEFAULTS UPON SENIOR SECURITIES


ITEM 3 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 4 - OTHER INFORMATION


ITEM 5 - EXHIBITS & REPORTS ON FORM 8-K

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ORIGINAL SIXTEEN TO ONE MINE, INCORPORATED
                                     (Registrant)



Date:________________________      ___________________________________
     August 9, 1996                Michael M. Miller, President