Form 10QSB
period 1996-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1996-11-13
CIK 74925

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-QSB


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT
                                OF 1934

                  FOR QUARTER ENDED SEPTEMBER 30, 1996
                      COMMISSION FILE NO. 001-10156

                   ORIGINAL SIXTEEN TO ONE MINE, INC.
                       (EXACT NAME OF REGISTRANT
                      AS SPECIFIED IN ITS CHARTER)


          CALIFORNIA                             94-0735390
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

                              YES X     NO
                                 ----     ----

AS OF SEPTEMBER 30, 1996, 3,504,065 SHARES OF COMMON STOCK, PAR $.10 PER SHARE, WERE ISSUED AND OUTSTANDING.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Currently miners are advancing six headings underground. All of these areas were selected for gold production instead of long term development or rehabilitation. Most of the gold production for the quarter came in July from the 1900 foot level raises and the underhand stope on the 2200 foot level.

The 1900 foot level raises are two separate wing raises that were started during the second quarter. One is driven in a southerly direction. One is driven in a northerly direction and are respectively identified as the 1919 South Wing raise and the 1919 North Wing raise. Prior mining above this block of ground has been very successful. In 1993, the company recorded one million dollars of gold mined in one day from the 1333 stope. In July of 1995, the company recorded two million dollars of gold mined over five days from the 1733 stope. Both of these areas are directly up dip (over) the wing raises. No large pockets were found during the quarter; however, the area produced about 300 ounces of gold and about 1000 tons of mill grade ore, which is stock piled on the surface. Some ground remains to be mined in this area.

The 2233K underhand stope is in the most southerly part of the mine workings on the K vein. The K vein is dipping towards the Sixteen to One vein and the projected intersection is about 200 feet below the 2200 foot level. Mining in this area began in June after the old stope was cleared of broken rock and debris. The stope was sunk about 20 feet. Gold was immediately found and gold recovery continued with each round. The area yielded about 600 ounces of high grade gold and 350 tons of mill rock. Miners have strong metal detection
signals in the quartz.   The vein was getting stronger as the miners progressed.
A decision was made to approach the target from below instead of continuing with the sinking. Drifting under the area postpones recovering the gold, however it opens up a much larger area to examine.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

For nine months ended September 30, 1996, revenues decreased by $1,320,874 from the comparable nine months ended September 30, 1995. Production for the first nine months of 1996 was $1,210,032. The reader is reminded that Original Sixteen to One operates a high grade underground gold mine. While the vein system is proven and has produced over 1 million ounces of gold, it is unthinkable to state our reserves as "proven" according to standards recognized in the open pit gold mining industry or in low grade underground mines; however, it is a proven gold deposit. During the past four years a significant percentage of annual production has been mined during a short period of time. For example, in 1993, over $1 million was mined in a single day. During 1995 over $2 million was mined in ten days. During 1996, the mine has not yielded one of these bonanzas.

Total current assets decreased by $935,024 as accumulated gold inventory was sold since December 31, 1995. Current liabilities decreased by $120,751 when compared to the 1995 year end. Lines of credit were used as cash flow tools to minimize the amount of gold to be crushed in order to provide the bank credits necessary to meet monthly overhead. The reason for implementing these tools was to conserve the valuable quartz and gold inventory used to supply the growing jewelry and specimen sales division established by the Company in 1994.

Expenses increased by $340,574. The largest increase was wages and related $165,590. Two factors have contributed to this increase: existing miners wages have increased and additional employees have been added to the payroll.

Supplies increased by $136,801.


LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 1996

Gold production and accumulated inventory were the sources of cash during the quarter. In order to finance the Company, inventory is sold. Gold is mined, poured into bars and sold. Special pieces of quartz and gold are retained for the jewelry department. Sales from the gold department through the third quarter are $305,803 including $21,529 in accounts receivable. Fifty-four percent ($165,854) was in sales of quartz and gold slabs. The gold content contained within the slabs was 114 ounces or $43,890 at $385.00 per ounce.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 1996   (CONTINUATION)

Considerations for determining mining priorities include: potential ounces of gold for each target, set-up costs, on-going cost, time, impact on the mine's infrastructure (hoisting capacity, haulage, water) and the likelihood of little or no gold production.

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

                                    PRICE OF GOLD

Of material effect on the Company's financial operations is the price of gold. The Company's primary income is based upon current and future prices of gold. A decrease in the spot price of gold per ounce will decrease income. Conversely, an increase in the spot price per ounce increases the Company's income. The September 30, 1996, spot price for gold was $378.20 per troy ounce. The Company makes no projections on either the future price of gold, deflation or inflation. While any decrease of the spot price of gold is definitely a negative factor, deflation and inflation can arguably be positive occurrences for the Company.

                                   WORKING CAPITAL

The Company may seek to supplement its internally generated funds with funds raised externally through a proposed registered public offering of its common stock.

                                        TIMBER

In 1994, the Company filed a Timber Harvest Plan and harvested trees in Sierra County. Receipts in 1994, were $145,000. Logging operations were suspended due to early snow storms. The remaining acreage under the timber harvest plan was logged in 1995. Revenue from timber sales in 1995 was $108,304.

                LACK OF PROVEN OR PROBABLE RESERVES OF COMMERCIAL ORE

The Company is engaged in the production of gold, and continues to explore and develop ore zones in the mine. While over 24,000 ounces of fine gold have been recovered since January 1992, there are no assurances that the Company will continue to find gold, or that if gold is found that it can be mined at a profit. The Company has no proven (measured) reserves or probable (indicated) reserves of gold at the mine as those terms are defined under Federal securities regulations. However, the vein system owned and operated by the Company has yielded over 1 million ounces of gold, thereby establishing it as a proven gold deposit.

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


                                      LIQUIDITY

The Company has, in the past, experienced a lack of liquidity and working capital. Although the Company holds gold inventory of $1,382,058 and has little long term debt as of September 30, 1996, there can be no assurance that current gold production or gold inventory can be maintained or that the costs of mine exploration and development will not exceed revenues and deplete current assets of the Company. Management believes that the liquidity needs of the Company in the near term will be met from the sale of existing inventory and the production of gold.


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


SUBSEQUENT EVENTS

During October, 1996, the 2600 level was extended four hundred (400) feet south of the 2483 winze. Utilities were permanently installed as well as track. On November 6, 1996, miners began raising towards the 2400 foot level on the Sixteen to One vein (approximately 160 feet).

The mill was operated during October. A new recovery system was installed as a trial. The Company sampled all areas of the mill flow sheet and determined that the new equipment significantly improved gold recovery. Five bars were poured totaling 194 ounces of gold. Nine hundred and eighty five tons were processed with an average grade of .20 ounce per ton. Milling was suspended and will not resume until the new equipment is installed on a permanent basis.

                          PART I: FINANCIAL INFORMATION
                       Original Sixteen to One Mine, Inc.
                             Condensed Balance Sheet


ASSETS


                                       September 30, 1996    December 31, 1995
                                       ------------------    -----------------
CURRENT ASSETS:
Cash                                          $  62,668           $  180,618
Accounts Receivable                              25,000               13,370
Inventory                                     1,382,058            2,228,192
Other Current Assets                             26,982                9,552
                                       ------------------    -----------------
     Total Current Assets                     1,496,708            2,431,732
                                       ------------------    -----------------


MINING PROPERTY:

Real Estate & Property Rights
   (at March 1, 1913, cost plus subsequent
   additions, net of depletion of $524,145)     183,691              105,517
Mineral Property                                415,263              415,263
Development                                     896,981              714,037
                                       ------------------    -----------------
     Total Mining Property                    1,495,935            1,234,817
                                       ------------------    -----------------


FIXED ASSETS:

Building & Mill                                 144,462              143,250
Vehicles                                        176,086              118,011
Equipment                                       759,145              693,703
                                       ------------------    -----------------

                                              1,079,693              954,964
Accumulated Depreciation                       (633,917)            (568,689)
                                       ------------------    -----------------
     Net Fixed Assets                           445,776              386,275
                                       ------------------    -----------------

Other Assets (Net of Amortization)               29,930               34,244
                                       ------------------    -----------------
Total Assets                               $  3,468,349         $  4,087,068
                                       ------------------    -----------------
                                       ------------------    -----------------


                                   See Accompanying Notes

                          PART I: FINANCIAL INFORMATION
                       Original Sixteen to One Mine, Inc.
                             Condensed Balance Sheet


LIABILITIES & STOCKHOLDERS' EQUITY

                                       September 30, 1996    December 31, 1995
                                       ------------------    -----------------

CURRENT LIABILITIES:

Accounts Payable                              $  17,680            $  56,038
Income Taxes Payable                                  0               84,000
Deferred Income Taxes                           633,000              632,000
Accrued Expenses                                    537                    0
Line of Credit                                  260,873              260,921
Current Maturities of Long-Term Debt              3,649                3,531
                                       ------------------    -----------------
     Total Current Liabilities                  915,739            1,036,490
                                       ------------------    -----------------

LONG-TERM LIABILITIES:

Note Payable - GMAC                              16,308               19,354
Less Current Maturities                          (3,649)              (3,531)
                                       ------------------    -----------------
     Total Long-Term Liabilites                  12,659               15,823
                                       ------------------    -----------------


STOCKHOLDERS' EQUITY:

Capital Stock, par value
 $.10 - 10,000,000 shares  authorized;
 3,504,065 and 3,513,062 shares
 issued & outstanding as of
 September 30, 1996 and December 31,
 1995, respectively                             350,406              351,306
Paid-In-Capital                               1,321,204            1,369,318
Notes Receivable-Employees                      (26,000)             (52,000)
Retained Earnings                               894,341            1,366,131
                                       ------------------    -----------------
     Total Stockholders' Equity               2,539,951            3,034,755
                                       ------------------    -----------------

Total Liabilities and
  Stockholders' Equity                     $  3,468,349         $  4,087,068
                                       ------------------    -----------------
                                       ------------------    -----------------

                                    See Accompanying Notes

                          PART I: FINANCIAL INFORMATION
                       Original Sixteen to One Mine, Inc.
                    Statement of Income and Retained Earnings




                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                          1996                  1995          1996               1995
                                       -----------          ----------     ----------       --------------
REVENUES:
Gold & Silver Production                $  458,109        $  2,058,552   $  1,210,032       $  2,530,906

EXPENSES:

Administration                               4,543                   0         14,774                  0
Directors' Fees                              1,052                   0          5,848                  0
Salaries, Officers                          31,851              36,976        118,673            105,647
Wages & Related                            299,354             343,315        797,345            631,755
Contract Labor                              23,097              29,341         54,942             60,994
Insurance                                    8,925              19,312         41,941             79,961
Professional Fees                           26,820               8,141         92,908             45,326
Supplies                                    77,777              13,429        262,902            126,101
Taxes                                       13,216              23,384         28,291             81,826
Utilites                                    26,932              27,829         87,740             88,151
Drayage                                     10,962               9,606         40,861             29,648
Office                                      10,102               8,873         44,860             14,580
Shareholders' Expense                          457                   0          3,203                  0
Advertising & Marketing                      6,910               5,593         44,042             17,554
Depreciation & Amortization                 11,112              28,585         69,542             85,755
                                       -----------          ----------     ----------       --------------

     Total Expenses                        553,110             554,384      1,707,872          1,367,298
                                       -----------          ----------     ----------       --------------

Income(Loss) from Operations               (95,001)          1,504,168       (497,840)         1,163,608
                                       -----------          ----------     ----------       --------------

Other Income & (Expense):

Other Income                                30,036              91,397         45,396            166,144
Other Expenses                              (9,381)            (55,482)       (18,346)           (89,736)
                                       -----------          ----------     ----------       --------------

     Total Other Income                     20,655              35,915         27,050             76,408
                                       -----------          ----------     ----------       --------------
Income (Loss) Before Taxes                 (74,346)          1,540,083       (470,790)         1,240,016

Provision for Income Tax and
  income tax benefit                             0            (353,800)        (1,000)          (353,800)
                                       -----------          ----------     ----------       --------------

Income (loss) before Extraordinary
  Item                                     (74,346)          1,186,283       (471,790)           886,216

Extraordinary item-Tax benefit arising
   from utilization of net operating
   loss carryforwards                            0            (135,597)             0                  0
                                       -----------          ----------     ----------       --------------

Net Income (Loss)                       $  (74,346)       $  1,050,686       (471,790)        $  886,216
                                       -----------          ----------     ----------       --------------
                                       -----------          ----------     ----------       --------------

Retained Earnings (December 31, 1995)                                       1,366,131
                                                                           ----------

Retained Earnings (September 30, 1996)                                     $  894,341
                                                                           ----------
                                                                           ----------

Income(Loss) Per Share                    $  (0.02)            $  0.30     $    (0.13)        $     0.25
                                       -----------          ----------     ----------       --------------
                                       -----------          ----------     ----------       --------------





                                             See Accompanying Notes

                       PART I: FINANCIAL INFORMATION
                     Original Sixteen to One Mine, Inc.
                         Statement of Cash Flows


                                                                       Nine Months Ended      Nine Months Ended
                                                                       September 30, 1996     September 30, 1995
Cash Flows From Operating Activities:

Cash Received From Customers                                              $    2,208,036         $    1,696,787
Cash Received From Other Sources                                                  37,790                166,144
Cash Paid to Suppliers & Employees                                            (1,858,619)            (1,223,086)
Interest Received                                                                  7,605                  6,720
Interest Paid                                                                    (16,807)               (24,464)
Taxes Paid in Cash                                                               (84,000)               (28,200)
                                                                          ---------------        ---------------
  Cash Provided By Operations                                                    294,005                593,901
                                                                          ---------------        ---------------


Cash Flows From Investing Activities:

Purchase of Equipment                                                           (124,729)              (162,389)
Purchase of Land                                                                 (78,174)                     0
Payment Made For Development                                                    (182,944)              (299,554)
                                                                          ---------------        ---------------
  Cash Used In Investing Activities                                             (385,547)              (461,943)
                                                                          ---------------        ---------------


Cash Flows From Financing Activities:

Proceeds From Borrowing                                                                0                264,858
Payments Made On Notes Payable                                                    (3,094)               (50,000)
Payments Received on Notes Receivable Employees                                   26,000                      0
Repurchase and Retirement of Common Stock                                        (49,014)               (38,111)
Dividends Paid                                                                         0               (175,400)
                                                                          ---------------        ---------------
  Cash Provided (Used) in Financing Activities                                   (26,108)                 1,347
                                                                          ---------------        ---------------
Net Increase (Decrease) in Cash                                                 (117,950)               133,305

Cash, Beginning                                                                  180,618                148,713
                                                                          ---------------        ---------------
Cash, Ending                                                              $       62,668         $      280,018
                                                                          ---------------        ---------------
                                                                          ---------------        ---------------

Reconciliation of Net Income to Cash Provided by Operating Activities:

Net Income (Loss)                                                               (471,790)               886,216
Changes In Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                                     (11,630)                 7,047
  (Increase) Decrease in Inventory                                               846,134               (834,119)
  (Increase) Decrease in Other Current Assets                                    (17,430)                 4,471
  Increase (Decrease) in Accounts Payable                                        (38,358)                73,720
  Increase in Accrued Expenses                                                       537                 46,012
  Decrease in Income Tax Payable                                                 (83,000)               (28,200)
  Increase in Deferred Income Taxes                                                    0                353,000
  Depreciation                                                                    65,228                 81,441
  Amortization                                                                     4,314                  4,313
                                                                          ---------------        ---------------
Cash Provided By Operations                                               $      294,005         $     593,9001
                                                                          ---------------        ---------------
                                                                          ---------------        ---------------

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

INCOME TAXES

Differences exist between the amount of income or loss reported for financial statements and income tax reporting purposes. These differences are attributable to the use of the cash basis reporting of ore revenues and accelerated depreciation and depletion methods for income tax purposes. No provision for income tax expense or deferred taxes has been made in the current year because of the uncertainty of revenues for the remainder of the year. Income taxes for the nine months ended September 30, 1995, includes a benefit for net operating losses applied in that period.

NET INCOME OR LOSS PER SHARE

Net income or loss per share has been computed using the common shares outstanding at end of reporting period. The Company's stock equivalent have been excluded from the calculation of shares outstanding.

NOTE 2: MINING PROPERTY

The original mining property is carried on the books at its March 1, 1913 value of $379,00 as determined for depletion purposes in connection with Federal income taxes. This value together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. During 1994, the Company purchased mining properties at a cost of $300,000, and capitalized $86,633 in legal costs.

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

NOTE 4: NOTES PAYABLE

The Company has a note payable to the bank amounting to $16,308 bearing interest at 9.95% and secured by a Chevrolet Astro Van. The note is payable in 60 monthly installments of $442 including interest.

At September 30, 1996, the Company has revolving lines of credit. The credit lines expire June 30, 1997. The borrowing under these lines of credit at September 30, 1996, are $67,847 and $193,026.

                          PART II -- OTHER INFORMATION

ITEM 1 -- CHANGES IN SECURITIES

ITEM 2 -- DEFAULTS UPON SENIOR SECURITIES

ITEM 3 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4 -- OTHER INFORMATION

ITEM 5 -- EXHIBITS & REPORTS ON FORM 8-K

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ORIGINAL SIXTEEN TO ONE MINE, INC.
                                   ----------------------------------
                                              (Registrant)

Date:________________________      ___________________________________
        November 8, 1996              Michael M. Miller, President