Form 10KSB
period 1996-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1997-03-31
CIK 74925

FORM 10-KSB
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934           (NO FEE REQUIRED)

    For the fiscal year ended:December 31, 1996

    Commission file number:001-10156

                   Original Sixteen to One Mine, Inc.
        (Exact name of registrant as specified in its charter)

              California                         94-0735390
   (State of other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

   Post Office Box 1621, Alleghany, CA             94910
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:916-287-3223

Securities registered pursuant to section 12(b) of the Act:

                                  Name of each exchange on
          Title of each class          which registered

           Common stock, par           The Pacific Stock
         Value $.10 per share        Exchange Incorporated

Securities registered pursuant to Section 12(g) of the Act:

                            None
                      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  (X)        NO

The aggregate market value of voting stock held by non-affiliates of the registrants: $10,133,078 on March 14, 1997.

                                   PART I




ITEM 1:  BUSINESS

Description of Business


Original Sixteen to One Mine, Inc. (the "Company") mines gold on properties it owns or on which it has claims, in and around the town of Alleghany in the California Gold Country, about 65 miles northeast of the intersection of I-80 and California State Route 49.

The Company's primary operation is the Sixteen to One Mine from which more than 1,100,000 ounces of gold have been retrieved since the mine commenced operation in 1896. The Company began doing business in its present form in 1911 and has operated continuously ever since. Unlike the common image of California `49ers panning for gold, the Company's operation is a hard rock underground mine in which the Company sinks diagonal shafts ("winzes") from which the miners create horizontal tunnels at various levels. The Company's activities are presently focused on the 800 foot level, the 2400 foot level, and the 2600 foot level. When the miners are tunneling, they average about 6 linear feet of progress per day. Periodically, the miners drift outward on quartz veins. Many areas within the quartz veins do not contain gold; however, on the Company's property, the gold appears primarily in quartz veins. Because the gold appears intermittently, the Company makes no claim of reserves.

The Company's operations are characterized by significant amounts of preparation, tunneling, mine maintenance and upgrading, all of which are necessary to permit the location and extraction of the gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during those periods, little gold is mined. At other times, the Company's miners are primarily searching for gold. Accordingly, the Company's business is subject to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or towards mining and the other as a function of the productivity of current mining operation. In 1996, the Company devoted substantial resources to the maintenance of the mine and development of infrastructure; in 1994, the Company has also devoted substantial resources to sinking a new winze to permit the exploration of additional areas of the mine. Mining is classically a "boom or bust" activity, and the Company's operations fit that description.

The Company uses existing metal detection technology which enables miners to detect gold approximately 20 to 30 inches in from the tunnel wall, and the Company frequently works with other companies to develop new technologies potentially permitting non-invasive exploration substantially further within the rock wall. The Company makes its mine available to third parties for the purposes of researching and developing new detection technology. These arrangements allow the Company to benefit from research activities without incurring the costs usually associated with research and development.

For accounting purposes, gold revenues are accrued when the metal has been mined and recovered. However, for tax purposes, revenues are not recognized until the gold has been sold. Although most of the Company's gold is sold as refined bullion, the Company has additional value-added ways to sell its gold.
The Company markets rare high-grade gold and quartz specimens at a premium to museums, collectors and jewelers, and it also manufactures its own jewelry and sells its own proprietary mine bars.

The Company has no extraordinary working capital requirements, and the Company is not dependent on any particular customer or few customers, as commodity gold has multiple markets and gold jewelry is sold to a rather diversified customer base. The Company has no backlog of orders, but rather sells gold from its inventory as needed to finance its operation. The Company does not believe that it operates in a materially competitive context; the Company's operating results generally reflect the efficiency with which it locates gold.

The raw materials and equipment used for mining are commonly available, and the Company has generally been able to satisfy its labor requirements. The Company believes that both within the Original Sixteen to One Mine and in the Brown Bear Mine, which the Company acquired in 1994, the Company has a substantial number of attractive exploration opportunities.

There is no particular seasonality to the marketing of gold (other than the Company's gold jewelry sales for which some modest bias toward the fourth quarter is noted), and the Company's business is not otherwise seasonal except for the generally modest effect of winter storms on the ability of the Company's miners to come to work.

Management believes that the Company is in substantial compliance with all applicable federal, state and local laws and regulations relating to the discharge of materials into the environment. The Company does not presently anticipate any material estimated capital expenditures for environmental control facilities, either for the remainder of its current fiscal year of for the succeeding fiscal year.


Risk Factors

(a)  Price of Gold

The price of gold has been flat to down (with a few periodic exceptions) over the past three years, probably reflecting diminished inflationary expectations. Any significant drop in the price of gold may have a material adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by substantially increased production.

(b)  Lack of Proven Reserves

As noted above, the Company is unable to predict if, where or when gold will be found and mined. While (i) the Company has recovered over 28,000 ounces of gold since January 1992 and (ii) management believes that substantial additional unrecovered gold exists in the Sixteen to One. The Company has no ability to measure or prove its reserves and thus may be unable to obtain additional debt or equity financing when needed.

(c)  Governmental Regulation

All mining operations are subject to substantial governmental regulation at every level related both to mining safety and to environmental protection. Compliance with these regulations may cause significant delays in the operation of the Company as well as substantial capital and operating expenses. While the Company believes it is currently operating in compliance with all known safety and environmental standards and regulations, there can be no assurance that it is in such compliance or that future changes in the laws, regulations or interpretations thereof will not have a material adverse effect on the results of the Company's operations.

(d)  Labor Pool

The Company believes it has been fortunate in attracting and retaining talented and dedicated miners. However, with an increasingly tight employment market and substantial competition for experienced miners at gold mining sites within a 300 mile radius, there can be no assurance that the Company will continue to have available the services of an appropriate underground mining force.

(e)  Liquidity

The Company's gold inventory at December 31, 1996 was over $1.1 million (carried at the spot price for gold). Much of that inventory is in the form of specimens or gold held for jewelry. The Company may experience periodic shortfalls in liquidity which are not likely to be bridged by institutional debt financing. Management will address these issues from time to time as they arise, which may involve the sale at commodity prices of gold held for specimen or jewelry sale.

(f)  Dependence on Key Personnel

The Company has 46 full time employees, the majority of whom are actively engaged in mining operations. The Company is substantially dependent upon the continued services of Michael Miller, its President. The Company has no employment agreement with Mr. Miller, nor is there either key person life insurance or disability insurance on Mr. Miller. Accordingly, there can be no assurance that Mr. Miller's services will remain available to the Company. If Mr. Miller's services are not available to the Company, the Company will be materially and adversely affected.

The Company is a California corporation formed October 11, 1911.
At December 31, 1996, it had 46 full time employees.  The
Company's executive office is located at 527 Miners Street, Alleghany, California 95910. The Company's phone number is 916-
287-3223.



ITEM 2:  PROPERTIES

Properties

The Company's Sixteen to One mine was acquired in 1911, and additional properties were acquired prior to 1925; all of these properties have been carried on the Company's books at their original purchase price and have been fully amortized through depletion. The Company has acquired mining properties for $105,517 and $300,000, but no depletion has been applied to those properties.

In 1991, the Company purchased a 200 ton per day mill, which it upgraded in 1996 after a fire damaged the facility. The Company believes that it has all necessary permits and licenses to conduct a mining and milling business. The Company's Original Sixteen to One Mine, located in the town of Alleghany, California, is accessed by a road maintained by the Company. The mouth of the mine is approximately one-half mile from a county road.

The Company's Alleghany properties consist of 28 patented claims (412 acres subject to subsurface access but with paramount title held by the Bureau of Land Management of the Department of the Interior), of which five are leased by the Company. In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (550 acres) and 22 unpatented claims (400 acres). The following table sets forth further information with respect to the Company's mining claims.


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


UNPATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

     NAME OF CLAIM               NAME OF CLAIM

     La Jard Lode                Tightner No. 4 Lode
     Tagalog Lode                Bald Mountain Placer #2
     Tightner # 5 Lode           Cumberland Lode
     Oversight Lode              Tightner No. 6 Lode
     Aurora Lode                 Tightner No. 1 Lode
     East Bartlett Lode          Copeland Two Lode
     Tightner No. 2 Lode         Red Star Ext Placer
     Antique Lode                Tightner No. 3 Lode
     Buckeye Placer              Bullion Lode
     Alene Ext Lode              Amethyst Lode
     Lava #1 Lode                Bartlett Ext Lode
     Amethyst Ext Lode           Lava #2 Lode
     Illocano Lode               Mabel Lode
     Lava #3 Lode                Bal Lode
     Margaret Lode               Alling One Lode
     Verde Lode                  Phoebe Lode
     Alling Two Lode             Butterfly Lode
     Blue Jay Lode               Lady Bug Lode
     North Star Lode             Triple M Lode
     South Fork Placer           Honey Bee Lode
     Mayflower Lode              Copeland One Lode
     Bald Mountain Placer        Parkman Placer
     Oregon Creek Placer         Apache
     Patriot                     Patriot Extension
     Tomahawk                    Thunderbolt
     Bradley                     Hercules
     Hercules Extension


PATENTED MINING CLAIMS LEASED BY THE COMPANY*

     NAME OF CLAIM               NAME OF CLAIM

     Osceola                     Colorado
     Yellow Jacket               Colorado Extension


UNPATENTED MINING CLAIM LEASED BY THE COMPANY*

     NAME OF CLAIM

     Osceola Fraction Lode

*Lease expiration date on these claims is December 31, 1998


FRENCH GULCH DISTRICT:

PATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

     NAME OF CLAIM                 NAME OF CLAIM

     Dreadnaught Quartz Lode       Coon Dog Quartz Lode
     North Fork Quartz Lode        Madison Quartz Lode
     North Fork No. 2 Quartz Mine  Martin Quartz Lode
     Gem Quartz Lode               Brown Bear Ext. Qtz. Lode
     Slide Quartz Lode             Red Diamond Quartz Lode
     Abernathy Quartz Lode         New World Quartz Lode
     North Pole Quartz Lode        Cube Quartz Lode
     White Bear Quartz Lode        Highland Mary Quartz Lode
     Comet Quartz Lode             Dead Horse Quartz Lode
     Monte Cristo Gold Lode        Belmont Quartz Lode
     Rising Sun Quartz Lode        Capital Gold Quartz Lode
     Enterprise Gold Quartz Lode   New World Quartz Lode
     Last Chance Gold Lode         Black Bear Gold Lode
     Barted Gold Quartz Mine       Queen Gold Quartz Gold
     Brown Bear Gold Quartz Mine   Shoofly Gold Mining Claim
     Watt Quartz Lode              Melton Quartz Lode
     Deadwood Placer Mining Lode   Sebastian Placer Quartz
                                      Lode


UNPATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

     NAME OF CLAIM                 NAME OF CLAIM

     Lost Hope                     Cardinal No. 1
     Cardinal No. 2                Cardinal No. 3
     Cardinal No. 4                Cardinal No. 5
     Cardinal Fraction No. 1       Cardinal Fraction No. 2
     Cardinal Fraction No. 3       Cardinal Fraction No. 4
     Cardinal Fraction No. 5       Cardinal Fraction No. 6
     Cardinal Fraction NO. 7       Cardinal Fraction No. 8
     Cardinal Fraction NO. 9       Cardinal Fraction No.10
     Coon Dog Extension            Golden Bear No. 1
     Golden Bear No. 2             Luck Boy
     Sunny Point                   Sunny Point No. 2


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



ITEM 3:  LEGAL PROCEEDINGS

                       Not applicable.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       Not applicable.




                                   PART II


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the Pacific Stock
Exchange under the symbol OAU.

                          1996                   1995
Price range          High      Low          High      Low

1st quarter         4-5/8     3-3/4        3-15/16   3-1/4
2nd quarter         4-3/4     4-5/16       3-3/4     2-5/8
3rd quarter         4-9/16    4-1/8        5-1/4     3-1/8
4th quarter         4         3-3/4        4-7/8     3-3/4


Holders

As of December 31, 1996, there were 834 holders of common stock.


Dividends

The Company declared a special dividend of $.05 per share on August 7, 1995, paid on September 10, 1995. The payment of future dividends will be dependent upon the extent of gold production and planned expenditures for mining or acquisitions.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION


(a)  Comparison of 1996 with 1995

The Company's revenues decreased 46% from 1995 to 1996. The primary reason for the drop in revenue was that the results for 1995 had been augmented by a material discovery in August 1995, at which time $2,000,000 worth of gold was mined in a ten day period. Total gold production decreased from 6,505 troy ounces in 1995 to 3,956 troy ounces in 1996. In the context of modest inflation, the closing spot price of gold decreased from nearly $397 at the end of 1995 to nearly $370 at the end of 1996. The Company's compensation expenses in 1996 increased by $238,493 (30%) from the $804,368 incurred in 1995, primarily because the Company's payroll expanded from 37 full time employees to 46 full time employees thorough the course of the year as the Company added both miners and administrative employees. The Company also spent $91,864 more than it spent in 1995 for supplies, primarily because the Company directed its attention to certain repair and refurbishment activities which had been deferred when the Company was focusing its activities on vertical, rather than lateral, extension of the mine and infrastructure rehabilitation.
Contract labor decreased $14,178 (19%) because the Company took over certain tasks previously performed by independent contractors. Utilities increased a modest $3,970.

Other modest decreases occurred with "Small Equipment & Repairs" expenses of $4,198 and "Office Expenses" of $5,777. "Drayage" increased by $18,014 due to increases in supplies bought and shipped to the mine site in Alleghany. "Promotion" increased $26,342 (112%). This increase reflects the additional costs attributed to the developing gold jewelry and specimen sales department and more attention to investor relations than in prior years. "Legal and Accounting" expenses increased $52,046 (90%). A primary area of change is the separation of revenues and expenses of the gold sales department from general corporate which generated extraordinary hardware, software and its installation.

As a result, the Company's operating results decreased from a profit of $732,124 ($0.21 per share) to a loss of $654,468 ($0.19 per share).


(b)  Comparison of 1995 with 1994

Revenues increased 121% from $1,200,913 to $2,655,575, primarily as a result of the August 1995 gold strike referred to above.

The Company's compensation expense in 1995 increased by $299,339 (59%) from the $505,029 incurred in 1994 primarily because the Company's payroll expanded from twenty-nine full time employees in 1994 to thirty-seven full time employees in 1995. Also, the Company paid bonuses to all its employees based on the $2,000,000 gold find in July 1995. Not included in the above figures were payroll taxes and payroll related insurance benefits which increased $63,531.

"Contract Labor" increased $39,766 (110%). Certain specific underground mining projects were let to contractors instead of increasing the number of employees too quickly. Also, certain surface projects necessary to facilitate the Company's growth were all performed by independent contractors.

"Utilities", especially electrical, increased $52,600 (91%).
This increase reflects the change in direction in underground mining from small block mining in 1994 to major ground development, requiring hoisting miners, supplies, waste rock and ore.

"Supplies" increased $177,777 (246%) and "Small Equipment & Repairs" increased $33,426 (85%) reflecting both the previously stated changes in the plan of operation and long overdue attention to underground and surface repairs and improvements. "Drayage" increased $23,014 (103%) due to increases in supplies bought and shipped to the mine site in Alleghany.

"Legal & Accounting" decreased $41,638 (42%) reflecting the winding down of litigation in 1995 related to the Company's suit to preserve the integrity of its mine holdings in Alleghany.

Promotion, office expenses and other expense comparisons are insignificant.

As a result, the Company's net income increased from $157,673
($0.04 per share) to $732,124 ($0.21 per share) in 1995.


(c)  Balance Sheet Comparisons of 1996 with 1995

The Company's current assets decreased $1,216,424 (50%) as gold was sold from inventory. Proceeds from these sales were used for operating expenses and capital acquisition. Fixed assets, at cost and mining property increased $449,726. Total assets decreased $869,343 (21%).

The Company's current liabilities decreased $187,963 (18%). The primary reductions were income tax payable and deferred income taxes which totaled $341,000. Accounts payable and accrued compensation increased $95,696, while a related party advanced the Company $54,000 in 1996. A $26,000 note receivable from an employee was repaid in 1996. Retained earnings decreased from $1,366,131 to $711,663 or a decrease of $654,468. Total stockholder's equity decreased $677,481 (22%).


(d)  Liquidity and Capital Resources

The Company's liquidity (i.e., its ability to generate adequate amounts of cash to meet its needs for cash) is substantially dependent upon the results of its operations. While the Company does maintain a gold inventory which it can liquidate from time to time to satisfy its working capital needs, there can be no assurance that such inventory will be adequate to sustain operations if the Company's gold mining activities are not successful. Because of the unpredictable nature of the gold mining business, the Company cannot provide any assurance with respect to long-term liquidity. In addition, if the Company's mining operation does not produce meaningful additions to inventory, the Company may determine it is necessary to satisfy its working capital needs by selling gold in bullion form.

The Company is dependent on continued recovery of gold and sales of gold from inventory to meet its cash needs. Although the Company has historically located at least $1.2 million of gold in each of the last five years, there can be no assurance that the Company's efforts in any particular period will provide sufficient funding for the Company to continue operations. The Company has a fully extended line of credit with a bank.

If the Company's cash resources are inadequate and its gold inventory is depleted, the Company may seek debt or equity financing on the most reasonable terms available.



ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are attached at the end of this document.



ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                       PART III


ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 14, 1997. All of the officers of the Company serve at the pleasure of the board of directors.

Name                Age  Position  Officer Since  Director Since

Charles I. Brown     65  Treasurer
                          & Director    1990             1986

Leland O. Erdahl     68  Director       ----             1992

Sandor Holly         64  Director       ----             1997

Michael M. Miller    54  President
                          & Director    1983             1977

Richard C. Sorlien   74  Secretary
                          & Director    1990             1986


Charles I. Brown-Director and Treasurer

Mr. Brown, from February 1, 1992 until his retirement on February 1, 1997, served as a Director and Executive Vice President, and as the Chief Financial Officer of Integrated Medical Systems, Inc. ("IMS"), which was acquired by Eli Lilly and Company in December 1995. From 1983 to 1992, he was active as a financial consultant to, and a director of, several banks and corporations. He was Chairman of American National Bank-Laramie, Laramie, Wyoming, Chairman of the Rawlins National Bank, Rawlins, Wyoming, Chairman of Prudential Bank of Denver, Colorado, and he continues to be a Director of Izzo Systems, Inc. From 1974 to 1982, he served as Senior Vice President and Director of Energy Fuels Corporation, a privately owned mining company acquired by Getty Oil Company in 1982. From 1959 to 1974, he served as Vice President/Finance and Director of Western Nuclear, Inc., acquired by Phelps Dodge Corporation in 1970. He is a Trustee of the Colorado State University Research Foundation and the Colorado Outward Bound School. He is a member of the American Alpine Club. Mr. Brown received a Master of Business Administration, with distinction, from Harvard University in 1959 and a Bachelor of Arts, in geology, from Williams College in 1954. He was born in Bombay, India.


Leland O. Erdahl-Director

Mr. Erdahl is a director Canyon Resources Corporation, Uranium Resources, Inc. and Hecla Mining Company. He is also a trustee
for a   group of John Hancock Mutual Funds.  He is also a
director of Santa Fe Ingredients Co., Inc. and Santa Fe Ingredients Co. of California, Inc., private food processing companies. Mr. Erdahl has been an active participant in the mining industry most of his life. From 1970 until 1984 he held executive offices including President and Chief Executive Officer with Ranchers Exploration and Development Corporation, a diversified mining company. From 1987 to 1992, Mr. Erdahl was President and Chief Executive Officer of Stolar, Inc., a company active in using underground radio communications and geologic imaging to assist mine operators. Mr. Erdahl is a graduate of the college of Santa Fe with a degree in business administration, and is a certified public accountant. He was born in Doland, South Dakota.


Sandor Holly-Director

Mr. Holly has been employed by Rocketdyne since 1976 in various assignments including the design of Pulsed Wavefront Sensor, interferometric sensor systems development and multi-wavelength probe laser fabrication. He is the recipient of eighteen patents including one of the first Free Electron Laser patents issued by the U.S. Patent Office in 1960. He is active in national and international conferences in Switzerland, Hungary, Germany, Japan and Russia. He was born in Budapest, Hungary in 1933, graduating from ELTE University of Sciences in 1955. He received the following degrees: M.S. (Electrical Engineering) from MIT in 1960; S.M. (Physics) from Harvard University in 1962; Ph.D. (Applied Physics) from Harvard University in 1969; and Post Doctoral (Modern Optics) from Northeastern University in 1970.


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


Richard C. Sorlien-Director and Secretary

Mr. Sorlien served as a partner for 33 years and of Counsel for six years with the Philadelphia, Pennsylvania law firm of Pepper, Hamilton and Scheetz. (He retired from the firm in March, 1997.) Mr. Sorlien served 22 years as a Director of the Glenmede Trust Company in Philadelphia. He also served as a Director and Corporate Secretary of the Cressona Aluminum Company of Cressona, Pennsylvania from 1979 until January 1996. He is a Director of the International Lawn Tennis Club of the United States. He owns the Alaska Mine and Tree Farm in Pike, California. Mr. Sorlien received a Bachelors of Arts degree (A.B.) from Harvard University in 1947, and earned his law degree (L.L.B.) from Harvard Law School in 1949. He was born in Minneapolis, Minnesota.



ITEM 10:  EXECUTIVE COMPENSATION

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

In April, 1996, the Board of Directors adopted, subject to shareholders approval, the Company's Stock Incentive Plan. Shareholders approved the plan on June 22, 1996. Shareholders also approved the Company's Non-Employee Director's Stock Option Plan. A five thousand share option was granted to three directors on June 30, 1996 at a purchase price of $4.5625 per share, and similar grants will automatically be made each year.


Management Remuneration for the Period Ended December 31, 1995.

Name/
Principal               Annual
Position         Year   Salary    Bonus  Compensation  Securities

Michael Miller/  1996  $105,000  $20,000     -----        -----
President & CEO  1995  $ 99,840   -----      -----        -----
                 1994  $ 98,444   -----      -----        -----


Current Management Remuneration

Mr. Miller was awarded a $20,000 bonus based on performance for 1995; although the bonus was paid in March 1996. There were no increases or bonuses granted to the president during 1996.



ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class

Common     M. Blair Hull                492,750             14%
           Hull Trading Co.
           401 So. LaSalle, Ste. 505
           Chicago, IL  60605

Common     Kathy N. Hull                500,750             14%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller            344,750             10%
           P.O. Box 941
           Alleghany, CA  95910

Common     Charles I. Brown             171,900              5%
           Family Partnership, LTD
           2691 Pinehurst Drive
           Evergreen, CO  80439

Common     Richard Sorlien               87,250            2.5%
           3000 Two Logan Square
           18th & Arch Street
           Philadelphia, PA  19103

Common     Sandor Holly                   5,000            .14%
           23801 Ladrillo Street
           Woodland Hills, CA  91367

Security Ownership of Management Including Officers and Directors

Title of                                                 Percent
 Class          Name                     Amount          of Class

Common      Charles I. Brown            171,900              5%
            Officer and Director

Common      Sandor Holly                  5,000            .14%
            Director

Common      Michael M. Miller           344,750             10%
            Officer and Director

Common      Richard C. Sorlien           87,250            2.5%
            Officer and Director

Common      All Officers & Directors    597,000             17%
                as a group


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             None



                           PART IV


ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                               FORM 8-K

(a)  1 and 2.  Financial Statements

The financial statements listed in the accompanying index to financial statements are filed as part this report.


3.  Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

No reports on Form 8-K were required to be filed



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



By:/s/Richard C. Sorlien
     Richard C. Sorlien
     Secretary and Director, March 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Michael M. Miller
Michael M. Miller
President and Director, March 14, 1997



/s/Charles I. Brown
Charles I. Brown
Treasurer and Director, March 14, 1997



/s/Leland O. Erdahl
Leland O. Erdahl
Director, March 14, 1997



/s/Sandor Holly
Sandor Holly
Director, March 14,1997

               THE ORIGINAL SIXTEEN TO ONE MINE, INC.

                   INDEX TO FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULES
                       (ITEM 14 (a) 1 and 2)



                                                 Page


Independent Auditor's Report                      F-1

Balance Sheet at December 31, 1996 and 1994       F-2

Statement of Operations for each of the
  three years in the period ended
         December 31, 1996                        F-4

Statement of Stockholders' Equity for each of
    the three years in the period ended
           December 31, 1996                      F-5

Statements of Cash Flows for each of the three
  years in the period ended December 31, 1996     F-6

Notes to financial statements                     F-9


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Original Sixteen to One Mine, Inc.

We have audited the accompanying balance sheet of Original Sixteen to One Mine, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Sixteen to One Mine, Inc. at December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                   Perry-Smith and Company
                                   Certified Public Accountants




Sacramento, California
February 21, 1997

                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET

                   December 31, 1996 and 1995

                                     1996              1995

     ASSETS

Current Assets:
Cash                             $   31,640         $  180,618
Accounts receivable                  20,571             13,370
Inventory                         1,138,041          2,228,192
Other current assets                 25,056              9,552
                                  ---------         ----------
  Total Current Assets            1,215,308          2,431,732


Mining property (Note 2):
Real estate and property rights,
 net of depletion of $524,145       182,091            105,517
Mineral property                    415,263            415,263
Development costs                   898,985            714,037
                                  ---------         ----------
                                  1,496,339          1,234,817


Fixed assets at cost:
Equipment                           822,620            693,703
Buildings                           144,462            143,250
Vehicles                            176,086            118,011
                                  ---------         ----------
                                  1,143,168            954,964

Less accumulated depreciation      (665,583)          (568,689)
                                  ---------         ----------
  Net fixed assets                  477,585            386,275

Other assets, net of accumulated
 amortization of $41,007 and
 $35,256 in 1996 and 1995,
 respectively                        28,493             34,244
                                  ---------          ---------
  Total Assets                   $3,217,725         $4,087,068
                                 ==========         ==========






                                (Continued)

              ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET
                          (Continued)

                   December 31, 1996 and 1995



LIABILITIES & STOCKHOLDERS' EQUITY

                                    1996               1995

Current Liabilities:

Accounts Payable & Accrued
 Compensation                    $ 151,734         $   56,038
Related Party Advances (Note 7)     54,000
Note Payable due within one
 year (Note 3)                     267,793            264,452
Income Taxes Payable (Note 5)            0             84,000
Deferred Income Tax (Note 5)       375,000            632,000
                                 ---------         ----------
  Total Current Liabilities        848,527          1,036,490
                                 ---------         ----------
Notes Payable due after one
 year (Note 3)                      11,924             15,823
                                 ---------         ----------
Total Liabilities                  860,451          1,052,313
                                 ---------         ----------


Stockholders' Equity (Note 4):

Common Stock, par value $.10;
 10,000,000 shares authorized
 in 1996 and 1995; 3,504,065
 and 3,513,062 shares issued
 and outstanding in 1996 and
 1995, respectively               350,407            351,306
Additional paid-in capital      1,321,204          1,369,318
Notes Receivable from employees   (26,000)           (52,000)
Retained Earnings                 711,663          1,366,131
                                ---------         ----------
  Total Stockholders' Equity    2,357,274          3,034,755
                               ----------         ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY          $3,217,725         $4,087,068
                               ==========         ==========


             The accompanying notes are an integral
               part of these financial statements.

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                       STATEMENT OF OPERATIONS

           For Years Ended December 31, 1996, 1995 and 1994



                                1996        1995       1994
Revenues:

Gold and Jewelry Sales       $1,442,459  $2,655,575  $1,200,913
                             ----------  ----------  ----------

Operating Expenses:

Salaries and Wages            1,042,861     804,368     505,029
Depreciation & Amortization     102,645     123,235     102,150
Contract Labor                   61,613      75,791      36,025
Telephone & Utilities           114,385     110,415      57,815
Taxes: Property & Payroll       164,933     117,214     107,820
Insurance                       189,783     125,052      70,915
Supplies                        342,027     250,163      72,386
Small Equipment & Repairs        68,537      72,735      39,309
Drayage                          63,390      45,376      22,362
Promotion                        49,867      23,525      23,819
Office Expenses                   7,564      13,341      11,602
Legal & Accounting              109,600      57,554      99,192
Other Expenses                   73,000      64,762      65,132
                              =========   =========   =========
  Total Operating Expenses    2,390,205   1,883,581   1,213,556

  (Loss) Income
    from Operations            (947,746)    771,994     (12,643)

Other Income                     26,278     181,130     155,316
                              ---------   ---------   ---------
  (Loss) Income before
    Income Taxes               (921,468)    953,124     142,673

Income Tax Benefit
  (expense),(Note 5)            267,000    (221,000)     15,000
                              ---------    ---------  ---------
  Net (loss) Income           $ (654,468) $  732,124  $  157,673
                              ==========  ==========  ==========
(Loss) Earnings per
  Share of Common Stock       $     (.19) $      .21  $      .04
                              ----------- ----------  ----------
Weighted Average
  Shares Outstanding          $3,507,730  $3,508.291  $3,507,994

              The accompanying notes are an integral
                part of these financial statements.

                                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                                 STATEMENT OF STOCKHOLDERS' EQUITY
                       For the Years Ended December 31, 1996, 1995 and 1994
                                                                        NOTES
                                                                     RECEIVABLE                    TOTAL
                                 COMMON STOCK           PAID-IN         FROM         RETAINED  STOCKHOLDERS'
                              SHARES        AMOUNT      CAPITAL       EMPLOYEES      EARNINGS      EQUITY
                            ---------   -----------   -----------   -----------    -----------  -----------
Balance, January 1, 1994    3,507,994   $   350,799   $ 1,325,011   $   (52,000)   $   651,734  $ 2,275,544

Net income                                                                             157,673      157,673
                            ---------   -----------   -----------   ------------   -----------  -----------
Balance, December 31, 1994  3,507,994       350,799     1,325,011        (52,000)      809,407    2,433,217

Retired common stock          (16,300)       (1,630)      (53,556)                                  (55,186)

Conversion of note payable
     to common stock           21,368         2,137        97,863                                   100,000

Dividends paid                                                                        (175,400)    (175,400)

Net income                                                                             732,124      732,124
                            ---------   -----------   -----------   ------------   -----------  ------------
Balance, December 31, 1995  3,513,062       351,306     1,369,318        (52,000)    1,366,131    3,034,755

Retired common stock
    (Note 4)                   (8,997)         (899)      (48,114)        26,000                    (23,013)

Net loss                                                                              (654,468)    (654,468)
                            ---------    -----------  ------------  -------------  ------------  -----------

Balance, December 31, 1996  3,504,065    $  350,407   $ 1,321,204    $   (26,000)  $    711,663  $ 2,357,274
                            =========    ==========   ===========    ===========   ============  ===========

                                   The accompanying notes are an integral
                                     part of these financial statements.
                                                     F-5

                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                     STATEMENT OF CASH FLOWS

       For the Years Ended December 31, 1996, 1995 and 1994


                                 1996         1995        1994
Cash flows from operating
      activities:
  Net (loss) income          $ (654,468)  $  732,124  $  157,673
  Adjustment to reconcile
    net (loss) income to
    net cash provided by
    operating activities:
      Depreciation and
        amortization            102,645      123,285     102,150
      (Increase) decrease in
        accounts receivable      (7,201)       3,690      (6,831)
      Decrease (increase) in
        inventory             1,090,151     (460,620)    494,316
      (Increase) decrease in
        other current assets    (15,504)      18,231     (18,692)
      Increase (decrease) in
        accounts payable &
        accrued compensation     95,696      (9,444)    (84,717)
      (Decrease) increase in
        income taxes payable     (80,000)     55,800      28,200
      (Decrease) increase in
        deferred income taxes   (261,000)    108,000     (44,000)
                              ----------   ---------    --------

          Net cash provided
            by operating
            activities           270,319     571,066      628,099
                              ----------    --------    ---------

Cash flows from investing
        activities:
  Purchase of fixed assets
    and mining property         (264,778)   (189,002)   (115,575)
  Capitalization of
    development costs           (184,948)   (347,848)   (366,189)
  Capitalization of legal
    costs                                                (86,633)
                              ----------    --------    --------
          Net cash used
            in investing
            activities          (449,726)   (536,850)   (568,397)
                              ==========    ========    ========


                                 (Continued)

                ORIGINAL SIXTEEN TO ONE MINE, INC.

                      STATEMENT OF CASH FLOWS
                            (Continued)
        For the Years Ended December 31, 1996, 1995 and 1994

                                 1996         1995        1994
Cash flows from financing
         activities:
  Increase in related
    party advances           $   54,000
  Common stock repurchased      (23,013)  $  (55,186)
  Repayment of notes payable     (3,531)     (51,371) $ (100,000)
  Issuance of notes payable       2,973      281,646
  Dividends paid                            (175,400)
                              ---------   ----------   ---------
        Net cash used
          in financing
          activities             30,429         (311)   (100,000)

        (Decrease) increase
          in cash              (148,978)      33,905     (40,298)

Cash at beginning of year       180,618      146,713     187,011
                              ---------    ----------  ---------
Cash at end of year           $  31,640    $ 180,618   $ 146,713
                              =========    =========   =========

Supplemental schedule of
  cash payments:

  Cash paid during the
        year for:
    Interest expense         $  25,190    $   29,493   $   4,515
    Income taxes             $  90,900    $   57,200   $     800

Supplemental schedule of
  noncash inventing and
  financing activities:

  Cancellation of note
    receivable & accrued
    interest through
    surrender & retirement
    of 7,194 shares of the
    Company's common stock
    (Note 4)                 $  33,300

  Purchase of mineral
       property:
    $300,000 through issuance
    of a $250,000 promissory
                                   (Continued)

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                      STATEMENT OF CASH FLOWS
                            (Continued)

        For the Years Ended December 31, 1996, 1995 and 1994



                                              1996         1995
1994

    note & a $50,000 deposit.
    $100,000 of the note was
    paid during 1994.                                  $  150,000

  Issuance of 21,368 shares
    of the Company's common
    stock to repay promissory
    note.                                  $  100,000






























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

FIXED ASSETS

Fixed assets are stated at historical cost. Depreciation is calculated using straight-line and accelerated methods over the following estimated useful lives:

               Vehicles              3 to 5 years
               Equipment             5 to 7 years
               Buildings         18 to 31.5 years

DEPLETION POLICY

Because of the geological formation in the Alleghany Mining District, estimates of ore reserves currently cannot be calculated, and accordingly, a cost per unit depletion factor cannot be determined. Should estimates of ore reserves become available, the units of production method depletion will be used. Until such time, no depletion deduction will be recorded (see
Note 2).

MINE REHABILITATION

The costs of mine rehabilitation are expensed as incurred.

DEVELOPMENT COSTS

In February, 1994, the Company began development of a new winze into unexplored ground. Costs associated with the development have been capitalized.

OTHER ASSETS

Other assets include payments for lease rights to certain mineral property which are being amortized over their estimated useful lives of ten years.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. The principle items causing these temporary differences are net operating loss carryovers and tax recognition of gold sales.

REVENUE RECOGNITION

As they are mined, gold specimens are recorded in inventory and revenue is recognized using quoted market prices for gold. Gold production from ore is recognized when the gold has been milled from the ore.

EARNINGS PER COMMON SHARE

Earnings per common share are computed on the weighted average number of common shares outstanding each year after giving effect to dilutive stock options.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NEW FINANCIAL ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995. This Statement establishes a fair value based method of accounting for stock-based compensation and encourages but does not require, companies to record compensation cost. However, if compensation cost is material to the financial statements and not recorded, pro-forma net income and earnings per share must be disclosed as if the fair value method had been applied. The Company has chosen to continue to account for stock-based compensation under the intrinsic value method prescribed in

Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". According, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. Compensation cost related to options granted during 1996 was determined by management to be immaterial for disclosure purposes.

2.  MINING PROPERTY

The original mining property is carried on the books at its March 1, 1913, value of $379,000 as determined for depletion purposes in connection with Federal income taxes. This value, together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. During 1994, the Company purchased mining properties at a cost of $300,000 and capitalized $86,633 in legal costs. These legal costs were incurred in defense of certain mining claims. During 1996, the Company purchased properties at a cost of $76,574.

3.  NOTES PAYABLE

Notes payable at December 31, 1996 and 1995 are as follows:

                                            1996           1995

Unsecured notes payable to bank;
  interest due monthly at the bank's
  prime rate plus 2% (10.25% at
  December 31, 1996)                    $  263,894    $  260,921

9.95% secured note payable; secured
  by an automobile; monthly
  installments of $442 due through
  July 27, 2000                             15,823        19,354
                                        ----------     ---------

                                           279,717       280,275

Less current portion                      (267,793)     (264,452)
                                        ----------     ---------

Notes payable due after one year        $   11,924     $  15,823
                                        ==========     =========
Under the terms of the unsecured notes payable to bank, the Company may borrow up to $275,000. Advances under the credit lines mature on July 1, 1997.

Notes payable mature as follows:

           Year Ending
           December 31,               Future Payments

               1997                      $  267,793
               1998                           4,305
               1999                           4,753
               2000                           2,866
                                         -----------
                                         $  279,717
                                         ===========

4.  STOCK OPTIONS

In 1983 and 1996 the Board of Directors adopted, and the stockholders ratified, Stock Option Plans for which 530,000 shares of common stock are reserved for issuance to employees and directors under incentive and nonqualified agreements.

The plans require that the price of all options may not be less than fair market value of the stock at the date the option was granted, and that the stock must be paid for in full at the time the option is exercised. All options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. Options not currently vested, vest in five years. Shares granted under the plans are considered to be common stock equivalents for purposes of calculating earning per share.

A summary of the activity within the plan follows:

                 1996               1995             1994
          -----------------  ----------------- ------------------
                   Weighted           Weighted           Weighted
                    Average            Average           Average
                   Exercised          Exercised         Exercised
           Shares    Price    Shares    Price    Shares    Price
          -------- --------- -------- --------- -------- --------

Options outstanding,
  beginning of year

           30,000   $ 1.30    30,000   $ 1.30    30,000   $ 1.30

  Options granted

            15,000     4.56
        -------- --------- -------- --------- --------- ---------

                 1996               1995             1994
          -----------------  ----------------- ------------------
                   Weighted           Weighted           Weighted
                    Average            Average           Average
                   Exercised          Exercised         Exercised
           Shares    Price    Shares    Price    Shares    Price
          -------- --------- -------- --------- -------- --------

Options outstanding,
  end of year

          45,000     2.39    30,000     1.30    30,000     1.30
        ======== ========= ======== ========= ========= =========

Options exercisable,
  end of year

          30,000     1.30    30,000     1.30    25,000     1.30
       ========= ========= ======== ========= ========= =========

A summary of options outstanding at December 31, 1996 follows:

 Range   Number of Options   Weighted Average   Number of Options
  of        Outstanding          Remaining         Outstanding
Exercise    December 31,     Contractual Life      December 31,
 Prices         1996                                   1996
--------  ----------------   ----------------   -----------------
 $ 1.30       30,000            5.5 years            30,000
 $ 4.56       15,000            9.5 years
          ----------------                       ---------------
              45,000                                 30,000
          ================                       ===============

Two employees exercised stock options in 1993 at a price of $1.30 per share through the issuance of promissory notes totaling $52,000. These promissory notes bear interest of 7% and are collateralized by the stock issued. In 1996, the Company purchased and retired 7,194 shares of stock to satisfy the outstanding note and accrued interest of $26,000 and $7,300, respectively, upon the termination of one employee.


5.  INCOME TAXES

The income tax (benefit) expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                              Federal       State        Total
                             ---------    ---------    ---------


1996
Current                      $  (8,000)       2,000       (6,000)
Deferred                      (212,000)     (49,000)    (261,000)
                             ----------   ----------    ---------
   Income tax (benefit)
        expense              $(220,000)   $ (47,000)  $ (267,000)
                             ==========   ==========  ===========


1995
Current                      $  73,000        40,000     113,000
Deferred                        91,000        17,000     108,000
                             ----------    ----------  ----------
   Income tax expense        $ 164,000     $  57,000   $ 221,000
                             ==========    ==========  ==========


1994
Current                      $   4,000        25,000      29,000
Deferred                                     (44,000)    (44,000)
                             ----------    ----------  ----------
   Income tax expense
       (benefit)             $   4,000     $ (19,000)  $ (15,000)

Deferred tax assets (liabilities) are comprised of the following:

                                        1996            1995
Deferred tax assets:
  Net operating loss carryovers      $ 127,000       $ 134,000
  Accounts payable
    and other liabilities               61,000          67,000
  Alternative minimum tax credit         4,000         118,000
  State tax benefit                     41,000          75,000
                                     ----------      ----------

      Total deferred tax assets        233,000         394,000
                                     ----------      ----------

Deferred tax liabilities:
  Tax basis recognition
    of gold revenue                   (495,000)       (965,000)
  Book basis of mineral
    property & fixed assets           (113,000)        (57,000)
  Accounts receivable & other assets                    (4,000)
                                     ----------       ---------

      Total deferred tax liabilities  (608,000)      (1,026,000)
                                     ----------       ----------

      Net deferred tax liabilities  $ (375,000)      $ (632,000)
                                    ============     ===========

A reconciliation of the income tax expense (benefit) on income per the U.S. Federal statutory rate to the reported income tax expense follows:

                                  1996        1995        1994
                                --------    --------    --------
U.S. Federal statutory rate
  applied to pre-tax (loss)
  income                       $ (313,299) $  324,062  $  48,509

Depletion deduction               (23,317)    (83,183)   (98,564)

Tax benefit of net
  operating loss                  (23,317)     (85,182)

Alternative minimum tax            21,000       73,000    29,000

State income tax (net U.S.
  Federal income tax benefit        4,700       26,400     8,757

Other                              67,233      (34,097)   (2,702)
                                 ---------   ----------  --------
      Income tax expense
           (benefit)          $  (267,000)  $  221,000  $(15,000)
                                 =========    =========  ========

For Federal income tax purposed, the Company has operating loss carryforwards totaling $373,000 which may provide future tax benefits, expiring in 2006.



6.  401(k) PLAN

During 1993, the Company adopted a qualified 401(k) Plan available to all employees who meet the Plan's eligibility requirements. This Plan permits participants to make contributions by salary reduction up to the maximum limits allowed by Internal Revenue Code Section 401(k).


7.  RELATED PARTY TRANSACTIONS

The Company has received operating advances totaling $54,000 from the President. These advances bear interest at the Citizens Bank of Nevada County prime rate plus 2%, not to exceed 10%. The rate was 10% on December 31, 1996.

8.  FINANCIAL INSTRUMENTS

The Company adopted SFAS 107, "Disclosures About Fair Value of Financial Instruments", on January 1, 1995. SFAS 107 requires that the Company disclose estimated fair values for certain financial instruments. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued compensation, notes payable and notes receivable from employees approximated fair value as of December 31, 1996 and 1995, because of the relatively shot maturity of these instruments. The carrying value of inventory is based upon quoted market prices (Note 1).