Form 10QSB/A
period 1996-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1997-04-30
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-QSB/A

                               AMENDMENT #1


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


                            (916) 287-3223
                   (Registrant's telephone number)
                        (including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                   Yes:    X                 No:



As of March 31, 1996, 3,509,060 shares of Common Stock, par value
$.10 per share, were issued and outstanding

PART I:  FINANCIAL INFORMATION

                 Original Sixteen to One Mine, Inc.
                      Condensed Balance Sheet


ASSETS
                               March 31, 1996   December 31, 1995

Current Assets:

Cash & Cash Equivalents            $    94,141        $   180,618
Accounts Receivable                     11,226             13,370
Inventory                            2,189,374          2,228,192
Other Current Assets                    15,463              9,552
                                    -----------       -----------
     Total Current Assets            2,310,204          2,431,732
                                    -----------       -----------

Mining Property:

Real Estate & Property Rights
 (at March 1, 1913, cost plus
  subsequent additions, net of
  depletion of $524,145)               105,517            105,517
Mineral Property                       415,263            415,263
Development                            800,570            714,037
                                   ------------        ----------
     Total Mining Property           1,321,350          1,234,817
                                   ------------        ----------

Fixed Assets:

Building & Mill                        144,462            143,250
Vehicles                               166,998            118,011
Equipment                              751,893            693,703
                                   ------------        ----------
                                     1,063,353            954,964
Accumulated Depreciation              (596,466)         (568,689)
                                   ------------        ----------
     Net Fixed Assets                  466,887            386,275

Other Assets
  (Net of Amortization)                 37,806             34,244
                                   ------------        ----------

TOTAL ASSETS                       $ 4,136,247        $ 4,087,068
                                   ============      ============


                        See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet


LIABILITIES & STOCKHOLDERS' EQUITY

                             March 31, 1996     December 31, 1995
Current Liabilities:

Accounts Payable                  $   136,523         $    56,038
Income Taxes Payable                        0              84,000
Deferred Income Taxes                 633,000             632,000
Accrued Expenses                       16,043                   0
Line of Credit                        260,921             260,921
Current Maturities of
  Long-Term Debt                        3,619               3,531
                                  ------------        -----------
     Total Current Liabilities      1,050,106           1,036,490
                                  ------------        -----------

Long-Term Liabilities:

Note Payable-GMAC                      18,504              19,354
Less Current Maturities                (3,619)            (3,531)
                                  ------------        -----------
     Total Long-Term Liabilities       14,885              15,823
                                  ------------        -----------
Stockholders' Equity:

Capital Stock, par value $.10
 10,000 shares authorized; 3,509,062
 and 3,513,062 shares issued &
 outstanding as of March 31, 1996 &
 December 31, 1995, respectively      350,906             351,306
Paid-In-Capital                     1,353,976           1,369,318
Notes Receivable-Employees            (52,000)           (52,000)
Retained Earnings                   1,418,374           1,366,131
                                  ------------       ------------
     Total Stockholders' Equity     3,071,256           3,034,755
                                  ------------       ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 4,136,247         $ 4,087,068
                                  ============       ============




                        See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                   Statement of Income and Retained Earnings


                                     Three Months Ended March 31,
                                      1996               1995
                                  -----------        ------------

Revenue                                  $   665,597   $   72,511

Expenses:

Administration                                 8,221            0
Directors' Fees                                4,796            0
Salaries, Officers                            53,476       36,977
Wages & Related                              266,214      182,043
Contract Labor                                24,062       17,212
Insurance                                     17,922       14,309
Professional Fees                             38,680       25,779
Supplies                                      88,262       52,604
Taxes                                         11,115       13,218
Utilities                                     31,367       26,579
Drayage                                       14,822        8,140
Office                                        11,557        2,624
Shareholders' Expense                            405            0
Advertising & Marketing                       11,197        9,300
Depreciation & Amortization                   29,215       28,585
                                         ------------   ---------
     Total Expenses                          611,311      417,370
                                          ------------  ---------

Profit (Loss) from Operations                 54,286     (344,859)


Other Income & (Expense):

Other Income                                   7,034       29,743
Other Expenses                                 8,077      (23,876)
                                         ------------   ---------
     Total Other Income (Expense)             (1,043)       5,867
                                         ------------   ---------
Income (Loss) Before Taxes                    53,243     (338,992)

Provision for Income Tax                      (1,000)           0
                                         ------------   ---------
Net Income (Loss)                             52,243    $(338,992)
                                                       ==========

Retained Earnings (December 31, 1995)      1,366,131
                                        ------------
Retained Earnings (March 31, 1996)       $ 1,418,374
                                        ============

Income (Loss) Per Share                   $     0.01    $   (0.10)
                                          -----------    ---------


                         See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                             Statement of Cash Flows

                                       Three Months Ended
                               March 31, 1996      March 31, 1995
Cash Flows From Operating Activities:

Cash Received From Customers          $  667,741      $   71,714
Cash Received From Other Sources           6,921          29,743
Cash Paid to Suppliers & Employees      (453,550)       (157,448)
Interest Received                            112           4,573
Interest Paid                             (7,187)              0
Taxes Paid in Cash                       (84,000)        (28,200)
                                      -----------      ----------
     Cash Provided by Operations         130,037         (79,618)
                                      -----------      ----------

Cash Flows From Investing Activities:

Payments Made on Brown Bear Property           0         (50,000)
Bond Deposit                              (5,000)              0
Proceeds From Borrowing                        0         121,000
Purchase of Equipment                   (108,389)         (8,015)
Payments Made for Development            (86,533)        (82,805)
                                      -----------     -----------
     Cash Used in Investing Activities  (199,922)        (19,820)


Cash Flows From Financing Activities:

Payments Made On Notes Payable              (850)              0
Repurchase and Retirement of
   Common Stock                          (15,742)        (38,111)
                                       ----------      ----------
     Cash Used in Financing Activities   (16,592)        (38,111)
                                       ----------      ----------
Net Increase (Decrease) in Cash          (86,477)       (137,549)

Cash, Beginning                          180,618         146,713
                                       ----------      ----------
Cash, Ending                          $   94,141      $    9,164
                                       ==========      ==========

Reconciliation of Net Income to Cash
  Provided by Operating Activities:

Net Income (Loss)                         52,243        (338,992)
Changes in Operating Assets & Liabilities:
  Decrease in Accounts Receivable          2,144            (798)
  (Increase) Decrease in Inventory        38,818         149,560
  Decrease in Other Current Assets        (5,911)            584
  Increase in Accounts Payable            80,485          89,212
  Increase (Decrease) in Accrued Expenses 16,043          20,431
  Decrease in Income Tax Payable         (84,000)        (28,200)
  Increase in Deferred Income Taxes        1,000               0
  Depreciation                            27,777          27,147
  Amortization                             1,438           1,438
                                      -----------      ----------
Cash Provided by Operations           $  130,037       $ (79,618)
                                      ===========      ==========


                          See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                      Original Sixteen to One Mine, Inc.
                         Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS

Original Sixteen to One Mine, Inc., was incorporated October 9,
1911, as a California corporation. It owns and operates mining claims in both Sierra and Trinity Counties located in Northern
California.


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


DEPLETION POLICY

The Company has established a depletion policy for its mineral and mining properties. Because of the geological formation in the Alleghany Mining District, estimates of ore reserves cannot be calculated: therefore, a cost per unit depletion factor cannot be determined. Management has determined that a straight-line method of depletion over a 25 year period would most accurately match the estimated production of the mining properties (see Note
2). If estimates of ore reserves become available, the units of production method of depletion will be used.


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


NOTE 2 - MINING PROPERTY

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


NOTE 3 - INCOME TAXES

For Federal income tax purposes, the Company has operating loss carryforwards which may provide future tax benefits, expiring as follows:

                Year of Expiration

                        2006                   $345,753
                        2007                     48,562
                                               --------
                                               $394,315
                                               ========

For California State income taxes, the Company has no operating loss carryforwards.


NOTE 4 - NOTES PAYABLE

At March 31, 1996, the Company has an $18,504 secured 9.95% note payable in connection with the acquisition of a Chevrolet Astro
Van.  The note is payable in 60 monthly installment of $442.

At March 31, 1996, the Company has revolving lines of credit.
The credit lines expire June 30, 1996. The borrowing under these lines of credit at March 31, 1996, are $67,847 and $193,074.