Form 10QSB
period 1997-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1997-05-14
CIK 74925

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997    Commission File No. 001-10156


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

                   Yes:  (X)                 No:


As of March 31, 1997, 3,504,065 shares of Common Stock, par value
$.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                   March 31, 1997 and December 31, 1996


ASSETS
                             March 31, 1997     December 31, 1996
                             --------------     -----------------
Current Assets:

Cash                          $     19,016         $    31,640
Accounts receivable                 52,981              20,571
Inventory                          941,209           1,138,041
Other current assets                26,221              25,056
                              ------------         -----------
     Total current assets        1,039,427           1,215,308
                              ------------         -----------


Mining Property:

Real estate and property rights,
  net of depletion of $524,145     182,091             182,091
Mineral property                   415,263             415,263
Development costs                  898,984             898,985
                               -----------         -----------
                                 1,496,338           1,496,339
                               -----------         -----------

Fixed Assets at Cost:

Equipment                          822,621             822,620
Building & Mill                    144,717             144,462
Vehicles                           147,099             176,086
                               -----------         -----------
                                 1,114,437           1,143,168
Less: Accumulated Depreciation    (693,985)           (665,583)
                               -----------         -----------
     Net Fixed Assets              420,452             477,585
                               -----------         -----------
Other assets, net accumulation
  $42,445 & $41,007 in 1997 &
  1996, respectively                27,055              28,493
                               -----------         -----------

     TOTAL ASSETS              $ 2,983,272         $ 3,217,725
                               ===========         ===========

                          See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                Original Sixteen to One Mine, Inc.
                      Condensed Balance Sheet



LIABILITIES & STOCKHOLDERS' EQUITY

                             March 31, 1997     December 31, 1996
                             --------------     -----------------

Current Liabilities:

Accounts payable and
  accrued compensation        $   135,911           $   151,734
Related party advances             33,573                54,000
Notes payable due within
  one year                        267,826               267,793
Accrued expenses                   14,021                     -
Deferred income taxes             375,000               375,000
                              -----------            ----------
   Total Current
    Liabilities                   826,131               848,527
                              -----------            ----------
Notes payable after one year       10,954                11,924
                              -----------            ----------

   Total Liabilities              837,085               860,451


Stockholders' Equity:

Capital Stock, par value $.10
  10,000 shares authorized;
  3,504,065 shares issued and
  outstanding as of 03/31/97
  and 12/31/96                    350,407              350,407
Additional paid-in-capital      1,321,204            1,321,204
Notes receivable from employees   (26,000)             (26,000)
Retained earnings                 500,576              711,663
                             ------------          -----------
   Total Stockholders' Equity   2,146,187            2,357,274
                             -----------           -----------

Total Liabilities and
  Stockholders' Equity        $ 2,983,272          $ 3,217,725
                              ===========          ===========


                     See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                  Original Sixteen to One Mine, Inc.
              Statement of Income and Retained Earnings
          For the Three Months Ended March 31, 1997 and 1996

                                  Three Months Ended March 31,
                                    1997                1996
Revenues:
  Gold & jewelry sales        $   445,230         $   665,597

Operating expenses:
  Salaries and wages              417,219             319,690
  Depreciation & amortization      35,637              29,215
  Contract labor                    8,243              24,062
  Telephone & utilities            29,015              31,367
  Taxes - property & payroll       12,201              11,115
  Insurance                        12,866              17,922
  Supplies                         63,535              88,262
  Drayage                          17,429              14,822
  Promotion                         1,783              11,197
  Office expenses                   8,261              11,557
  Legal and accounting             31,426              38,680
  Other expenses                    4,028              13,422
                              -----------         -----------
  Total operating expenses        641,663             611,311
                              -----------         -----------
    Income (loss)
      from operations            (196,433)             54,286

Other Income & (Expense):
  Other Income                      7,704               7,034
  Other Expenses                  (21,385)             (8,077)
                              -----------         -----------
     Total Other Income
       (Expense)                  (13,654)             (1,043)
                              -----------         -----------
Income (loss) before taxes       (210,087)             53,243

Provision for income taxes         (1,000)             (1,000)
                              -----------         -----------
     Net income (loss)           (211,087)        $    52,243
                                                  ===========
Retained earnings (12/31/96)      711,663
                              -----------
Retained earnings (03/31/97)  $   500,576
                              ===========
Earnings (loss) per share
     of common stock          $     (0.06)       $      (0.01)
                              -----------        ------------

                        See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                Original Sixteen to One Mine, Inc.
                    Statement of Cash Flows

                                     Three Months Ended March 31,
                                        1997             1996
                                     ---------        ----------
Cash Flows From Operating
      Activities:

Net Loss                           $  (211,087)     $     52,243
Adjustments to reconcile net
  loss to net cash Provided by
  operating activities:
    Depreciation & amortization         29,840            29,215
    (Increase) decrease in
      accounts receivable              (32,410)            2,144
    Decrease in inventory              196,832            38,818
    Increase in other current assets    (1,165)           (5,911)
    Increase (decrease) in accounts
      payable & accrued compensation   (32,658)           80,485
    Increase in accrued expenses        14,021            16,043
    Decrease in corporate income
      taxes payable                          -           (83,000)
                                   -----------       -----------
Net cash provided (used) by
  operating activities                 (36,627)          130,037
                                   -----------       -----------

Cash Flows From Inventing Activities:

  Bond Deposit                               -            (5,000)
  Proceeds from sales of fixed assets   28,987                 -
  Purchase of fixed assets                (255)         (108,389)
  Payments Made for Development              -           (86,533)
                                   -----------       -----------
Net cash provided (used) by
  investing activities                  28,732          (199,922)
                                   -----------       -----------

Cash Flows From Financing Activities:

  Payments Made On Notes Payable            -               (850)
  Principle payments on related
    party advances                    (20,427)                 -
  Proceeds from additional borrowings  15,698                  -
  Repurchase & Retirement of Common
    Stock                                   -            (15,742)
                                  -----------        -----------

PART I:  FINANCIAL INFORMATION

                Original Sixteen to One Mine, Inc.
                     Statement of Cash Flows
                           (continued)


                                    Three Months Ended March 31,
                                        1997             1996
                                     ---------        ----------

  Net cash used by financing
    activities                         (4,729)           (16,592)
                                  -----------        -----------

  Decrease in Cash                    (12,624)           (86,477)

Cash, beginning of year                31,640            180,618
                                  -----------        -----------

Cash, end of period              $     19,016       $     94,141
                                  ===========        ===========


Supplemental schedule of
  other cash flows:

  Cash paid during the period
  for:
    Interest expense            $       7,056       $      7,187
                                 ============        ===========
    Income taxes                $           -       $     84,000
                                 ============        ===========



                     See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                   Original Sixteen to One Mine, Inc.
            Supplemental Schedule of Operations by Division
               For the Three Months Ended March 31, 1997

                               Mine      Gold Sales    Combined
                             Division     Division     Divisions
                             --------     --------     ---------
Revenues:
  Gold & Silver Production  $  310,618   $       --   $  310,618
  Finished jewelry sales            --       23,363       23,363
  Fine gold specimen sales                   34,628       34,628
  Gold slab & cabochon sales        --      107,101      107,101
    Less: Cost of sales             --      (30,480)     (30,480)
                            ----------   ----------   ----------
                               310,618      134,612      445,230

Operating expenses:
  Salaries & wages             391,227       25,992      417,219
  Depreciation & amortization   35,637           --       35,637
  Contract labor                 6,669        1,574        8,243
  Telephone & utilities         28,050          965       29,015
  Taxes: Property & payroll     12,200           --       12,200
  Insurance                     12,866           --       12,866
  Supplies                      60,901        2,620       63,521
  Drayage                       16,844           --       16,844
  Promotion                      1,377          405        1,782
  Office expenses                7,614          662        8,276
  Legal & accounting            31,426           --       31,426
  Other expenses                 4,048          586        4,634
  Operations allocation         (3,000)       3,000           --
                            ----------   ----------   ----------
Total Operating Expenses       605,859       35,804      641,663
                            ----------   ----------   ----------
     Income (loss) from
         operations           (295,241)      98,808     (196,433)

Other Income & (Expense):
  Other income                   7,494          210        7,704
  Other expenses               (19,831)      (1,527)     (21,358)
                            ----------   ----------   ----------
Total Other Income (Expense)   (12,337)      (1,317)     (13,654)
                            ----------   ----------   ----------

Net Income (Loss)
   Before Taxes                (307,578)     97,491     (210,087)
                             ==========   =========   ==========


                       See Accompanying Notes

                                   7
<page

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


                            Revenue

Revenue from the mining division consists of gold and silver mined during the reporting period, either sold during the period or held in inventory. It is recorded at the spot price per ounce on the date of sale. Revenue does not include unprocessed high-grade ore mined during the reporting period. Gold and silver held in inventory is recorded at the spot price per ounce on the balance sheet date.

Revenue from the gold sales division consists of wholesale and retail sales of jewelry and unique high-grade gold and quartz slab and specimens. It is recorded at the wholesale or retail price on the date of sale. Jewelry held in inventory is recorded at manufactured cost, and gold slab and specimens are recorded at the spot price per ounce on the balance sheet date.


                           Inventory

Inventory consists of gold bullion, dore, specimens and jewelry.
Inventory is recorded at the spot price per ounce on the balance sheet date, except for jewelry, which is recorded at manufactured cost.


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


NOTE 2 - MINING PROPERTY

The original mining property is carried on the books at its March 1, 1913 value of $379,000 as determined for depletion purposes in connection with Federal income taxes. This value together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. During 1994, the Company purchased mining properties at a cost of $300,000, and capitalized $86,633 in legal fees.



NOTE 3 - INCOME TAXES

For Federal income tax purposes, the Company has operating loss carryforwards which may provide future tax benefits, expiring as follows:

                   Year of Expiration
                   ------------------

                         2006                $345,800
                         2007                  27,200
                                             --------
                                             $373,000
                                             ========

For California state income taxes, the Company has no operating loss carryforwards.


NOTE 4 - NOTES PAYABLE

The Company has a note payable to the bank amounting to $14,885, bearing interest at 9.95% and secured by a Chevrolet Astro Van.
The note is payable in 60 monthly installments of $442, including interest.

At March 31, 1997, the Company has revolving lines of credit.
The credit lines expire June 30, 1997. The borrowing under these lines of credit at March 31, 1997, are $68,672 and $195,224.

                  Original Sixteen to One Mine, Inc.


PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

              COMPARISON OF FIRST QUARTER 1997 WITH 1996



STATEMENT OF INCOME AND RETAINED EARNINGS


The Company's revenues decreased $220,367 (33%) the first quarter of 1997 compared with the first quarter 1996. The primary reason for the decline in revenue for 1997 was the reduction of gold mined during the quarter. The spot price of gold also declined from $395.55 on March 31, 1996 to $350.50 on March 31, 1997, which decreased revenue values.

Gold production is measured in fine troy ounces. During the first quarter of 1996, production from the mine totaled 1,413.70 troy ounces as follows:

                    January           849.33 ounces
                    February          483.37 ounces
                    March              81.00 ounces

In 1997, the Company identified new mine production into three new categories: mine, mill and trommel. During the first quarter of 1997, production from the mine totaled 878.75 troy ounces as follows:
                      Mine        Mill      Trommel      Total
      January         46.44      93.12        0.00      139.56
      February        40.41     205.73      149.13      395.27
      March          161.39     133.93       48.60      343.92

The mill was inactive during the first quarter of 1996, so there are no comparisons with 1997. The trommel (a perforated cylinder used to screen ore) began operating in February, 1997, so there are no comparisons with 1996.

The Company's compensation expenses in 1997 increased by $97,529
(31%) from the $319,690 incurred in 1996, primarily because the Company's payroll expanded from 37 full time employees to 46 full time employees through the course of the 1996 year.

Promotion expenses decreased $9,414 (84%) due to the need to conserve working capital. Contract labor decreased particularly within the gold sales division because jewelry was manufactured in-house by employees. Other operating expenses increased or decreased modestly and were not material.


BALANCE SHEET

Inventory decreased $196,832 (17%) from December 31, 1996 to March 31, 1997. Gold specimens were crushed and sold as bullion. The spot price of gold declined from $370 at the end of 1996 to $350.50 on March 31, 1997, thereby decreasing the value of the remaining inventory.

Total current liabilities decreased $23,366 (03%) since December
31, 1996, as accounts payable were reduced during the first quarter.


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

If the Company's cash resources are inadequate and its gold inventory is depleted, the Company may seek debt of equity financing on the most reasonable terms available.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant


By:/s/Michael M. Miller
Michael M. Miller
President and Director


Dated:  May 14, 1997