Form 10QSB
period 1997-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1997-08-11
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-QSB



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended June 30, 1997    Commission File No. 001-10156


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

                   Yes:    X                 No:



As of June 30, 1997, 3,534,065 shares of Common Stock, par value $.10 per share, were issued and outstanding.

 PART I:  FINANCIAL INFORMATION

                 Original Sixteen to One Mine, Inc.
                      Condensed Balance Sheet
                June 30, 1997 and December 31, 1996


ASSETS
                                June 30, 1997   December 31, 1996

Current Assets:

Cash                             $    54,539       $   31,640
Accounts Receivable                   69,923           20,571
Inventory                          1,041,532        1,138,041
Other Current Assets                  22,587           25,056
                                  -----------      -----------
     Total Current Assets          1,188,581        1,215,308
                                  -----------      -----------

Mining Property:

Real Estate & Property Rights
  net of depletion of $524,145       182,091          182,091
Mineral Property                     415,263          415,263
Development Costs
  net of amortization of $35,800     863,184          898,985
                                   ----------       ----------
                                   1,460,538        1,496,339
                                   ----------       ----------

Fixed Assets:

Equipment                            842,620          822,620
Building & Mill                      146,463          144,462
Vehicles                             178,173          176,086
                                   ----------       ----------
                                   1,167,256        1,143,168
Less: Accumulated Depreciation      (716,305)        (665,583)
                                   ----------       ----------
     Net Fixed Assets                450,951          477,585
                                   ----------       ----------
Other Assets
  net of amortization of
  $42,445 and $41,007 in
  1997 and 1996, respectively         25,617            28,493
                                   ----------        ----------

TOTAL ASSETS                     $ 3,125,687       $ 3,217,725
                                  ===========       ===========


                     See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                   June 30, 1997 and December 31, 1996


LIABILITIES & STOCKHOLDERS' EQUITY

                                June 30, 1997   December 31, 1996
Current Liabilities:

Accounts payable and
  accrued compensation            $   165,809        $   151,734
Related party advances                 20,973             54,000
Notes payable due within
  one year                             23,831            267,793
Accrued expenses                        7,657                  0
Deferred income taxes                 375,000            375,000
                                    ----------         ----------
     Total Current Liabilities        593,270            848,527
                                    ----------         ----------

Notes payable due after one year        9,629             11,924
                                    ----------         ----------
     Total Liabilities                602,899            860,451


Stockholders' Equity:

Capital Stock, par value $.10
  10,000 shares authorized;
  3,534,065 and 3,504,065 shares
  issued & outstanding as of
  June 30, 1997 and December 31,
  1996, respectively                  353,406            350,407
Additional paid-in capital          1,357,203          1,321,204
Notes receivable from employees       (26,000)           (26,000)
Retained earnings                     838,179            711,663
                                   -----------        -----------
     Total Stockholders' Equity     2,522,788          2,357,274
                                   -----------        -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 3,125,687        $ 3,217,725
                                   ===========        ===========



                       See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                   Statement of Income and Retained Earnings

                          Three Months End        Six Months End
                         6/30/97    6/30/96     6/30/97    6/30/96
                         --------   --------    -------    -------
Revenue:
Gold & jewelry sales    $1,015,187  $ 86,326  $1,460,417  $ 751,923

Expenses:
Salaries and wages         351,188   265,122     768,407    584,812
Depreciation & amortization
  of fixed assets           23,758    29,215      59,395     58,430
Amortization of
  development costs         35,800         0      35,800          0
Contract Labor               4,650     7,784      12,893     31,846
Telephone and utilities     29,882    29,441      58,897     60,808
Taxes-property and payroll  13,557     3,961      25,758     15,076
Insurance                   11,401    15,094      24,267     33,016
Supplies                    75,703    96,863     139,238    185,125
Drayage                     13,785    15,076      31,214     29,898
Promotion                   13,733    25,935      15,516     37,132
Office expenses             10,227    23,203      18,488     34,760
Legal and accounting        21,977    27,408      53,403     66,088
Other expenses              29,726     4,349      33,774     17,771
                          --------   -------    --------   --------
     Total Expenses        635,387   543,451   1,277,050  1,154,762
                          --------   -------   ---------  ---------

Income (Loss)
  from Operations          379,800  (457,125)    183,367   (402,839)


Other Income & (Expense):

Other Income                 5,925     8,326      13,629     15,360
Other Expenses             (48,122)     (888)    (69,480)    (8,965)
                           --------   -------    --------   --------
     Total Other
     Income (Expense)      (42,197)    7,438     (55,851)     6,395
                          ---------   -------    --------   --------
Income (Loss) Before Taxes 337,603  (449,687)    127,516   (396,444)

Provision for Income Tax         0         0      (1,000)    (1,000)
                           --------   -------    -------   --------
Net Income (Loss)        $ 337,603  $(449,687)  $126,516  $(397,444)
                         =========  =========             =========

Retained Earnings (12/31/96)                     711,663
                                                 -------
Retained Earnings (6/30/97)                     $838,179
                                                 =======
Earnings (Loss) Per Share      $0.10     ($0.13)     $0.04     ($0.11)
                             -----      -----      -----      -----
                         See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Statement of Cash Flows

                                      Six Months Ended June 30,
                                          1997          1996
Cash Flows From Operating Activities:
Net income (loss)                     $  126,516     $ (397,444)
Adjustments to reconcile new loss to
  net cash provided by operating
  activities:
    Depreciation and amortization         89,398         58,430
    Increase in accounts receivable      (49,352)        (5,526)
    Decrease in inventory                 96,509        593,286
    (Increase) decrease in other
      current assets                       2,469         (8,608)
    Increase (decrease) in accounts
      payable & accrued compensation      14,075         (9,175)
    Increase in accrued expenses           7,657            182
    Decrease in corporate
      income taxes payable                     0        (83,000)
                                        ---------      ---------
  Net cash provided by
    operating activities                 287,272        148,145
                                        ---------      ---------
Cash Flows From Investing Activities:
  Bond deposit                                 0         (5,000)
  Proceeds from sale of fixed assets       28,987             0
  Purchase of fixed assets                (53,075)     (120,807)
  Payments made for development                 0      (135,369)
                                         ---------     ---------
  Net cash provided used
    by investing activities               (24,088)     (261,176)
                                         ---------     ---------
Cash Flows From Financing Activities:
  Payments made on notes payable         (261,956)       (1,722)
  Payments received on notes
    receivable from employees                   0        26,000
  Payments made to employees for advance
     made to the company                   (33,027)           0
  Proceeds from additional borrowings       15,698            0
  Proceeds from sales of common stock       39,000            0
  Repurchase & retirement of common stock        0      (49,014)
                                          ---------    ---------
  Net cash used by financing activities   (240,285)     (24,736)
                                          ---------    ---------
Net Increase (Decrease) in Cash             22,899     (137,767)
Cash, beginning of year                     31,640      180,618
                                          ---------    ---------
Cash, end of period                     $   54,539   $   42,851
                                         ==========   ==========
Supplemental Schedule of Other Cash Flows:
  Cash paid during the period for:
    Interest expense                    $   15,424    $   14,374
                                         ==========    ==========
    Income taxes                        $    1,300    $   84,000
                                         ==========    ==========
                          See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
            Supplemental Schedule of Operations by Divisions
                  For the Six Months Ended June 30, 1997


                             Mine        Gold Sales      Combined
                          ----------     ----------     ----------
Revenues:
  Gold & silver
    production            $1,265,177     $        0     $1,265,177
  Finished jewelry sales           0         53,197         53,197
  Gold specimen sales              0         43,564         43,564
  Gold slab & cabochan sales       0        161,087        161,087
    Less: Cost of sales                     (62,608)       (62,608)
                          ----------     ----------     ----------
                           1,265,177        195,240      1,460,417
Operating expenses:
  Salaries & wages           716,120         52,287        768,407
  Depreciation &
    amortization of
    fixed assets              59,395              0         59,395
  Amortization of
    development costs         35,800              0         35,800
  Contract labor              11,911            982         12,893
  Telephone & utilities       57,477          1,420         58,897
  Taxes-property & payroll    25,758              0         25,758
  Insurance                   24,267              0         24,267
  Supplies                   137,417          1,821        139,238
  Drayage                     31,214              0         31,214
  Promotion                   13,021          2,495         15,516
  Office expense              16,864          1,624         18,488
  Legal & accounting          53,403              0         53,403
  Other expenses              32,350          1,424         33,774
  Operations allocation       (6,000)         6,000              0
                          ----------     ----------     ----------
  Total operating
    expenses               1,208,997         68,053      1,277,050
                          ----------     ----------     ----------
    Income from operations    56,180        127,187        183,367

Other Income & (Expense):

Other Income                  11,523          2,106         13,629
Other Expenses               (36,830)       (32,650)       (69,480)
                          ----------      ---------      ----------
  Total Other
    Income (Expense)         (25,307)       (30,544)       (55,851)
                          ----------      ---------      ---------
Income before taxes       $   30,873      $  96,643      $ 127,516
                          ==========      =========      =========

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


REVENUE

Revenue consists of gold and silver mined during the reporting period, either sold during the period or held in inventory. It is recorded at the spot price per ounce on the statement date. Revenue does not include unprocessed high-grade ore mined during the reporting period. Gold and silver held in inventory are recorded at the spot price per ounce on the balance sheet date.


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


DEVELOPMENT

In February 1994, the Company began development of the 2483 winze into unexplored ground. Costs associated with the development have been capitalized. These costs are being amortized over the estimated production from the new headings.


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


NOTE 2 - MINING PROPERTY

The original mining property is carried on the books at its March 1, 1913, value of $379,000 as determined for depletion purposes in connection with Federal income taxes. This value together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. During 1994, the Company purchased mining properties at a cost of $300,000, and capitalized $86,633 in legal costs. These legal costs were incurred in defense of certain mining claims which are currently under appeal.


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


NOTE 4 - NOTES PAYABLE

The Company has a note payable to the bank amounting to $13,560, bearing interest at 9.95% and secured by a Chevrolet Astro Van. The note is payable in 60 monthly installmentS of $442.

At June 30, 1997, the Company has revolving lines of credit in the amount of $275,000. These credit lines expire June 30, 1998, and carry no balance. A separate line of credit at June 30, 1997, amounts to $19,900.



PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITIONS AND RESULTS OF OPERATION

          COMPARISON OF FIRST SIX MONTHS OF 1997 WITH 1996


STATEMENT OF INCOME AND RETAINED EARNINGS

The Company's revenues increased $708,494 (94%) the first six months of 1997 compared with the same period of 1996. Gold production has increased significantly during the second quarter of 1997 (compared with all quarters comprising this report); however, the spot price of gold has continued to decline from $369.60 per troy ounce on December 31, 1996, to $334.10 on June 30, 1997. This has a direct impact on the volume of gold needed to maintain the same inventory dollars.

Gold production is measured in fine troy ounces. During the first and second quarter of 1996, production from the mine totaled 2,287.10 troy ounces as follows:

    January          849.33         April              0.00
    February         483.37         May              227.69
    March             81.00         June             645.71
                    -------                         -------
    Quarter Total  1,413.70         Quarter Total    873.40
                   ========                         =======

The Company continues to identify mine production into three categories: Mine Mill and Trommel. During the first six months of 1997, production totaled 3,749.79 troy ounces as follows:

                  MINE        MILL      TROMMEL        TOTAL
                 ------      ------      -------      -------
    January       46.44       93.12        0.00        139.56
    February       0.41      205.73      149.13        395.27
    March        161.39      133.93       48.60        343.92
                -------     -------     -------        ------
 Total:
 First Quarter   248.24      432.78      197.73        878.75
                =======     =======     =======       =======

    April        409.38      155.19       17.64        582.21
    May        1,144.06      100.09        0.00      1,244.15
    June       1,044.68        0.00        0.00      1,044.68
               --------    --------    --------      --------
 Total:
 Second Qtr.   2,598.12      255.28       17.64      2,871.04
               ========    ========    ========      ========

As production from the mine increased in May 1997, the trommel operation was discontinued.

During the second quarter of 1997, the bulk of production came from a recently developed area known as the 2499-K. This remains an active working heading as gold is visible in the quartz vein both above and below the excavation. This area produced approximately 2,900 ounces of gold in both high grade and mill ore.

The Company's compensation expenses in 1997 increased by $183,595 (31%) through the first six months from the $584,812 incurred in 1996 during this same period primarily because the Company's payroll expanded from 37 full time employees to 46 full time employees through the course of the 1996 and into the 1997 year.

Promotion expenses decreased $12,202 (47%) the second quarter due to the need to conserve working capital. Contract labor and related material expenses directly related to production of jewelry for the gold sales division has been reclassified as a cost of goods sold as indicated on the Supplemental Schedule of Operations by Division resulting in a significant decrease in contract labor for six months end June 30, 1997, versus June 30, 1996. Office expenses decreased $16,272 (53%) in the six month comparisons. To conserve working capital supplies were kept at a minimum.

Amortization of development costs were incurred during the second quarter 1997 as costs associated with exploration and development are now being amortized over the estimated production from the new headings. There are no comparisons with 1996.

Other operating expenses increased or decreased modestly and were not material.


BALANCE SHEET

Inventory continues to show a decrease of $96,509 (08%) from December 31, 1996; however, it has increased significantly from the decrease of 17% as shown at the end of the first quarter 1997.

The increase in accounts receivable is temporary due to a large purchase of quartz and gold slabs to an established customer at the end of June 1997. Payment was received in early July.

Total current liabilities decreased $255,257 (30%) since December 31, 1996, as accounts payable continued to be reduced and two lines of credit were paid in full during the second quarter.


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

The Company is dependent on continued recovery of gold and sales of gold from inventory to meets its cash needs. Although the Company has historically located at least $1.2 million of gold in each of the last five years, there can be no assurance that the Company's efforts in any particular period will provide sufficient funding for the Company to continue operations. The Company has a fully extended line of credit with a bank.

If the Company's cash resources are inadequate and its gold inventory is depleted, the Company may seek debt of equity financing on the most reasonable terms available.


SUBSEQUENT EVENT

During July 1997, a new underground location known as the 26105-K accounted for approximately 1,000 ounces of high grade gold. It appears that miners worked through the gold zone to recover the ounces. Noticeable gold remains both above and below the excavation. Miners are preparing to extend the work in this newly exposed productive area of the vein.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

By:/s/Michael M. Miller
Michael M. Miller
President and Director

Dated:  August 11, 1997