Form 10QSB
period 1997-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1997-11-12
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                       FORM 10-QSB



                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997            Commission File No. 001-10156



                            ORIGINAL SIXTEEN TO ONE MINE, INC.
                  (Exact name of registrant as specified in its charter)



                   CALIFORNIA                             94-0735390
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporated or organization

                     Post Office Box 1621, Alleghany, CA  95910
                      (Address of principal executive offices)


                                     (530) 287-3223
                            (Registrant's telephone number)
                                (including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                        Yes:  X                      No:



As of September 30, 1997, 3,534,065 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.

                             Condensed Balance Sheet
                     September 30, 1997 and December 31, 1996


ASSETS
                                    September 30, 1997       December 31, 1996
Current Assets:
Cash                                $       29,053              $      31,640
Accounts Receivable                         46,173                     20,571
Inventory                                  903,918                  1,138,041
Other Current Assets                        27,306	                    25,056
                                       -----------                -----------
     Total Current Assets                1,006,450	                 1,215,308
                                       -----------                -----------
Mining Property:
Real Estate & Property Rights
  net of depletion of $524,145             182,091                    182,091
Mineral Property                           415,263                    415,263
Development Costs
  net of amortization of $56,900 and
  $0 in 1997 and 1996, respectively        842,085                    898,985
                                       -----------                -----------

                                         1,439,439                  1,496,339
                                       -----------                -----------
Fixed Assets:
Equipment                                  856,308                    822,620
Building & Mill                            148,462                    144,462
Vehicles                                   186,793                    176,086
                                       -----------                -----------

                                         1,191,563	                 1,143,168
Less: Accumulated Depreciation            (778,576)                  (665,583)
                                       -----------                 -----------

     Net Fixed Assets                      412,987                     477,585
                                       -----------                 -----------
Other Assets
  Net of amortization of
  $44,395 and $41,007 in
  1997 and 1996, respectively               23,667	                      28,493
                                       -----------                  ----------

TOTAL ASSETS                           $ 2,882,543                 $ 3,217,725
                                       ===========                 ===========


                              See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                          Original Sixteen to One Mine, Inc.

                               Condensed Balance Sheet
                       September 30, 1997 and December 31, 1996
                                   (continued)

LIABILITIES & STOCKHOLDERS' EQUITY

                                       September 30, 1997    December 31, 1996

Current Liabilities:

Accounts payable and accrued compensation	    $   143,934         $   151,734
Related party advances                                  0              54,000
Notes payable due within one year                  48,931             267,793
Accrued expenses                                   10,292                   0
Deferred income taxes                             375,000             375,000
                                              -----------         -----------

     Total Current Liabilities	                   578,157             848,527
                                              -----------         -----------
Notes payable due after one year	                   9,465              11,924
                                              -----------         -----------

     Total Liabilities                            587,622             860,451
                                              -----------          ----------

Stockholders' Equity:

Capital Stock, par value $.10 per share
  10,000,000 shares authorized;
  3,534,065 and 3,504,065 shares
  issued & outstanding as of
  September 30, 1997 and December 31, 1996
  respectively                                    353,406             350,407
Additional paid-in capital                      1,357,203           1,321,204
Notes receivable from employees                  	(26,000)            (26,000)
Retained earnings                                 610,312             711,663
                                             ------------        ------------
     Total Stockholders' Equity	                2,294,921           2,357,274
                                             ------------           ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $  2,882,543        $  3,217,725
                                             ============        ============


                               See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.

                    Statement of Income and Retained Earnings

                                 Three Months End           Nine Months End
                               9/30/97      9/30/96       9/30/97     9/30/96
                               -------      -------       -------     -------
Revenue:
Gold & jewelry sales         $ 591,652   $  458,109  	$2,052,069   $1,210,032

Expenses:
Salaries and wages             468,299      331,206	   1,236,706      916,018
Depreciation & amortization
  of fixed assets               64,222       11,112      123,617       69,542
Amortization of
  development costs             21,100            	0      56,900            0
Contract Labor                  12,193       23,096	      25,086       54,942
Telephone and utilities         26,709       26,932	      85,606       87,740
Taxes-property and payroll      33,176       13,215	      58,934       28,291
Insurance                        8,535        8,925	      32,802       41,941
Supplies                       120,558       77,777	     259,796      262,902
Drayage                         23,591       10,963      	54,805       40,861
Promotion                        3,144        6,910	      18,660       44,042
Office expenses                  5,008       10,100       23,496       44,860
Legal and accounting             9,207      	26,820       62,610       92,908
Other expenses                  16,479	       6,054       50,253       23,825
                             ---------     --------   ----------    ---------
Total Expenses                 812,221  	   553,110  	 2,089,271    1,707,872
                             ---------     --------   ----------    ---------
   Loss from Operations       (220,569)     (95,001)     (37,202)    (497,840)

Other Income & (Expense):

Other Income                     2,815       30,036       16,444       45,396
Other Expenses                 (10,113)      (9,381)	    (79,593)     (18,346)
                             ---------    ---------     ---------   ---------
Total Other Income (Expense)    (7,298)	     20,655      (63,149)      27,050
                             ---------    ---------     ---------   ---------
Loss Before Taxes             (227,867)	    (74,346)    (100,351)    (470,790)
Provision for Income Taxes           0	           0       (1,000)      (1,000)
                             ---------    ---------     ---------    --------
   Net Loss                 $ (227,867)  $  (74,346)    (101,351)   $(471,790)
                            ==========   ==========                 =========
Retained Earnings (12/31/96)                             711,663
                                                       ---------
Retained Earnings (6/30/97)                           $  610,312
                                                      ==========

Loss Per Share                 ($0.06)      ($0.02)       ($0.03)      ($0.13)

                             See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.

                              Statement of Cash Flows

                                              Nine Months Ended September 30,
                                                1997                   1996
                                               ------                 ------
Cash Flows From Operating Activities:
Net loss                                     $  (101,351)         $  (471,790)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                174,719               69,542
    Increase in accounts receivable              (25,602)             (11,630)
    Decrease in inventory                        234,123              846,134
    Increase in other current assets	             (2,250)             (17,430)
    Decrease in accounts payable and
      accrued compensation                        (7,800)             (38,358)
    Increase in accrued expenses                  10,292                  537
    Decrease in corporate income taxes payable	        0              (83,000)
                                               ---------            ---------
  Net cash provided by operating activities      282,131	             294,005
                                               ---------            ---------
Cash Flows From Investing Activities:
  Purchase of land                                     0              (78,174)
  Purchase of fixed assets                       (48,395)            (124,729)
  Payments made for development	                       0             (182,944)
                                               ---------            ---------
  Net cash used by investing activities	         (48,395)            (385,847)
                                               ---------            ---------
Cash Flows From Financing Activities:
  Payments made on notes payable                (238,493)	             (3,094)
  Payments received on notes receivable
    from employees                                     0               26,000
  Payments made to employees for advances
    made to the company                          (54,000)                   0
  Proceeds from additional borrowings             17,170                    0
  Proceeds from sales of common stock             39,000                    0
  Repurchase & retirement of common stock              0	             (49,014)
                                               ---------            ---------
  Net cash used by financing activities         (236,323)	            (26,108)
                                               ---------            ---------
  Decrease in Cash                                (2,587)            (117,950)

Cash, beginning of year                           31,640	             180,618
                                               ---------            ---------
Cash, end of period                           $   29,053           $   62,668
                                              ==========           ==========

Supplemental Schedule of Other Cash Flows:
  Cash paid during the period for:
     Interest expense                        $   18,954            $   16,807
                                             ==========            ==========
     Income taxes                            $   22,007            $   84,000
                                             ==========            ==========

                                 See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.

                           Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS

Original Sixteen to One Mine, Inc., owns and operates mining claims in Sierra and Trinity Counties located in Northern California.

REVENUE

Revenue primarily consists of gold and silver mined during the reporting period without regard to what was sold or held in inventory. They are recorded at the spot price per ounce on the statement date. Revenue does not include unprocessed high-grade ore mined during the reporting period. Gold and silver held in inventory are recorded at the spot price per ounce on the balance sheet date. Jewelry sales and sales of unprocessed high grade ore are also included in revenue.

INVENTORY

Inventory consists of gold and silver bullion, dore, specimens and jewelry. Inventory is recorded at the spot price per ounce on the balance sheet date.

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

INCOME TAXES

Differences exist between the amount of income or loss reported for financial statements and income tax reporting purposes. These differences are attributable to the use of the cash basis reporting of ore revenues and accelerated depreciation and depletion methods for income tax purposes. No provision for income taxes, with the exception of state minimum income tax, has been made in the current year due to the uncertainty of revenues for the remainder of the year.

NET INCOME OR LOSS PER SHARE

Net gain or loss per share has been computed using the common shares outstanding at end of reporting period. The Company's stock equivalents have been excluded from the calculation of shares outstanding.

NOTE 2 - MINING PROPERTY

The Company's original mining property is carried on the books at its March 1, 1913, value of $379,000 as determined for depletion purposes in connection with Federal income taxes. This value together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. During 1994, the Company purchased mining properties at a cost of $300,000, and capitalized $86,633 in legal costs incurred in defense of certain mining claims.

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

NOTE 4 - NOTES PAYABLE

The Company has a note payable to the bank amounting to $12,235, bearing interest at 9.95% and secured by a vehicle. The note is payable in 60 monthly installment of $442.

At September 30, 1997, the Company has two revolving lines of credit in the amount of $275,000, expiring June 30, 1998. At September 30, 1997, $46,160 was owed to the bank.


PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATION

                 Comparison of First Six Months of 1997 with 1996

STATEMENT OF INCOME AND RETAINED EARNINGS

The Company's revenues increased $381,399 (22%) the first nine months of 1997 compared with the same period of 1996. Gold production has continued to increase during the third quarter of 1997. The spot price of gold has shown a significant decline from $369.60 per troy ounce on December 31, 1996, to $334.10 on September 30, 1997. This has a direct impact on the volume of gold needed to maintain the same inventory dollars.

Gold production is measured in fine troy ounces. During the first three quarters of 1996, production from the mine totaled 3,349.80 troy ounces as follows:

            January           849.33            April               0.00
            February	         483.37            May               227.69
            March              81.00            June              645.71
                            --------                            --------
            Quarter Total   1,413.70            Quarter Total     873.40
                            ========                            ========

            July              757.51
            August            264.11
            September          41.08
                            --------
            Quarter Total   1,062.70
                            ========

The Company continues to identify mine production into three categories: Mine mill and trommel. During the first nine months of 1997, production totaled 5,046.73 troy ounces as follows:

                      MINE           MILL         TROMMEL*         TOTAL
                     ------         ------        -------          -----
     January         46.44           93.12           0.00         139.56
     February         0.41	         205.73         149.13         395.27
     March          161.39	         133.93          48.60         343.92
                    ------          ------         ------         ------
     Total:
     First Qtr      248.24          432.78         197.73         878.75
                    ======          ======         ======         ======

     April          409.38          155.19          17.64         582.21
     May          1,144.06          100.09           0.00       1,244.15
     June         1,044.68	           0.00	          0.00       1,044.68
                  --------          ------         ------       --------
     Total:
     Second Qtr   2,598.12          255.28          17.64       2,871.04
                  ========         =======         ======       ========

     July	        1,006.85            0.00           0.00       1,006.85
     August           0.00            0.00           0.00           0.00
     September      160.02	         130.07           0.00         290.09
                  --------         -------          -----       --------
     Total:
     Third Qtr    1,166.87          130.07	          0.00       1,296.94
                  ========         =======         ======       ========

* Note: A trommel is a perforated cylinder used to screen ore. As production from the mine increased in May 1997, the trommel operation was suspended.

During the second quarter of 1997, the bulk of production came from a recently developed area known as the 2499-K. This remains an active working heading as gold is visible in the quartz vein both above and below the excavation. This area produced approximately 2,900 ounces of gold in both high grade and mill ore. During the third quarter (July), the bulk of production, 1,006 ounces, came from a long wing off the 26-105 raise in the south central part of the mine workings. Mining continues in this area.

The Company's compensation expenses in 1997 increased by $320,688 (35%) through the first nine months from the $916,018 incurred in 1996 during this same period primarily because the Company's payroll expanded from 37 full time employees to 54 full time employees during the course of the 1996 and through the first nine months of 1997.

Promotion expenses decreased $25,382 (58%) the third quarter due to the need to conserve working capital. Contract labor and related material expenses directly related to production of jewelry for the gold sales division has been reclassified as a cost of goods sold, resulting in a significant decrease in contract labor for nine months end September 30, 1997, versus September 30, 1996. Office expenses decreased $21,364 (48%) in the nine month comparisons. To conserve working capital supplies were kept at a minimum.

The $30,298 (33%) decrease in legal and accounting expenses for nine months end September 30, 1997, versus September 30, 1996, is primarily attributed to reduced legal issues and the use of in-house employees rather than an outside accounting firm.

Amortization of development costs of $21,100 was incurred during the third quarter 1997 as costs associated with exploration and development are now being amortized over the estimated production from the new headings. There are no comparisons of expenditures with 1996.

Other expenses increased or decreased only modestly and were not material.

BALANCE SHEET

Inventory continues to show a decrease of $234,123 (21%) from December 31, 1996. Ten percent of this decrease is due to the devaluation of gold from December 31, 1996, to September 30, 1997.

Accounts receivable increased $25,602 (124%) from December 31, 1996.

Total current liabilities decreased $272,829 (32%) since December 31, 1996, as accounts payable continued to be reduced and only a small amount was borrowed against two existing lines of credit.

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

The Company is dependent on continued recovery of gold mined and sales of gold from inventory to meets its cash needs. Although the Company has historically located at least $1.2 million of gold in each of the last five years, there can be no assurance that the Company's efforts in any particular period will provide sufficient funding for the Company to continue operations. The
Company has a fully extended line of credit with a bank. If the Company's cash resources are inadequate and its gold inventory is depleted, the Company may seek debt of equity financing on the most reasonable terms available or may terminate its operation.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
            PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time the Original Sixteen to One Mine, Inc. (the Company), will make written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

     -  Fluctuations in the market prices of gold
     -  General domestic and international economic and political conditions
     - Unexpected geological conditions or rock stability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
     - Difficulties associated with managing complex operations in remote areas
     -  Unanticipated milling and other processing problems
     -  The speculative nature of mineral exploration
     -  Environmental risks
     - Changes in laws and government regulations, including those relating to taxes and the environment
     - The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
     - Fluctuations in interest rates and other adverse financial market conditions
     -  Other unanticipated difficulties in obtaining necessary financing
     - The failure of equipment of processes to operate in accordance with specifications or expectations
     -  Labor relations
     -  Accidents
     -  Unusual weather or operating conditions
     -  Force majeure events
     - Other risk factors described from time to time in the Original Sixteen to One Mine, Inc., filings with the Securities and Exchange
        Commission

Many of these factors are beyond the Company's ability to control or predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director

Dated:  November 12, 1997