Form 10KSB
period 1997-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1998-03-26
CIK 74925

FORM 10-KSB
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

              For the fiscal year ended:  December 31, 1997

                    Commission file number:  001-10156


                  Original Sixteen to One Mine, Inc.
          (Exact name of registrant as specified in its charter)

             California                            94-0735390
   (State of other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

    Post Office Box 1621, Alleghany, CA            95910
    (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:(530) 287-3223

Securities registered pursuant to Section 12 (b) of the Act:

                                         Name of each exchange on
         Title of each class                 which registered

          Common stock, par                The Pacific Exchange
         Value $.10 per share

Securities registered pursuant to Section 12 (g) of the Act:
                                  None
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes:  X      No:

The aggregate market value of voting stock held by non-affiliates of the registrant: $5,784,330 on March 19, 1997.

PART I



ITEM 1:  BUSINESS


Description of Business

Original Sixteen to One Mine, Inc. (the "Company") mines gold on properties it owns or on which it has claims, in and around the town of Alleghany in the California Gold Country, about 65 miles northeast of the intersection of I-80 and California State Route 49.

The Company's primary operation is the Sixteen to One mine from which more than 1,100,000 ounces of gold have been retrieved since the mine commenced operation in 1896. The Company began doing business in its present form in 1911 and has operated continuously ever since. Unlike the common image of California `49ers panning for gold, the Company's operation is a hard rock underground mine in which the Company sinks diagonal shafts ("winzes") from which the miners create horizontal levels at various elevations. The Company's activities are presently focused on the 800 foot level, 1500 foot level, 1700 foot level, 2400 foot level, and the 2600 foot level. When the miners are tunneling, they average about 6 linear feet of progress per day. Periodically, the miners drift outward on quartz veins. Many areas within the quartz veins do not contain gold; however, on the Company's property, the gold appears primarily in quartz veins. Because the gold appears intermittently, the Company makes no claim of reserves.

The Company's operations are characterized by significant amounts of preparation, tunneling, mine maintenance and upgrading, all of which are necessary to permit the location and extraction of the gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during those periods, little gold is mined. At other times, the Company's miners are primarily searching for gold. Accordingly, the Company's business is subject to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or towards mining and the other as a function of the productivity of current mining operation. In 1997, the Company devoted substantial resources toward mining for gold. In 1996, the Company channeled substantial resources to the maintenance of the mine and development of infrastructure; in 1995 and 1994, the Company had also devoted substantial resources to sinking a new winze and developing new levels to permit the exploration of additional areas of the mine. Mining is classically a "boom or bust" activity, and the Company's operations fit that description.

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

The Company expects to be the first mine in which ground penetrating radar, a new technology, is commercially deployed beginning in the second quarter. If the new system works as the tests conducted in the Company's mine last year suggest, the Company's operating results would be favorably affected. However, there can be no assurances that the new technology will work as expected.

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

The Company has no extraordinary working capital requirements, and the Company is not dependent on any particular customer or few customers, as commodity gold has multiple markets and gold jewelry is sold to a rather diversified customer base. The Company has no backlog of orders, but rather sells gold from its inventory as needed to finance its operation. The Company does not believe that it operates in a materially competitive context; the Company's operating results generally reflect the efficiency and timeliness with which it locates gold.

The raw materials and equipment used for mining are commonly available, and the Company has generally been able to satisfy its labor requirements. The Company believes that within the Sixteen to One mine there is a substantial number of attractive exploration opportunities.

In 1994, following a long standing practice of acquiring former productive mines, the Company purchased the Brown Bear mine in Trinity County, California. The mine site is 549 timbered and patented acres and has yielded 500,000 ounces of gold to its past owners. The mine is underground yet no excavation exists below the adit level. During the 1980's the property was extensively core drilled by Santa Fe Mineral. The Company believes that within the Brown Bear mine a substantial number of attractive exploration opportunities exist.

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

The Company is a California corporation formed October 11, 1911. At December 31, 1997, it had 45 full time employees. The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. The Company's phone number is 530-287-3223.


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

(b) Lack of Proven Reserves

As noted above, the Company is unable to predict if, where or when gold will be found and mined. While (i) the Company has recovered over 34,000 ounces of gold since January 1992 and (ii) management believes that substantial additional unrecovered gold exists in the Sixteen to One mine, the Company has no ability to measure or prove its reserves and thus may be unable to obtain additional debt or equity financing when needed.

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

(d) Labor Pool

The Company believes it has been fortunate in attracting and retaining talented and dedicated miners. While there can be no assurance that the Company will continue to have available the services of an appropriate underground mining force, mine closures and recent labor reductions of miners in the Western United States have increased current applications for employment.

(e) Liquidity

The Company's gold inventory at December 31, 1997 was $632,676 (carried at the spot price for gold). Much of that inventory is in the form of specimens or gold held for jewelry. The Company may experience periodic shortfalls in liquidity which are not likely to be bridged by institutional debt financing. Management will address these issues from time to time as they arise, which may involve the sale at commodity prices of gold held for specimen or jewelry sale. All inventory of raw material is recorded at spot price per ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory.

(f) Dependence on Key Personnel

The Company has 45 full time employees, the majority of whom are actively engaged in mining operations. The Company is substantially dependent upon the continued services of Michael Miller, its President. The Company has no employment agreement with Mr. Miller, nor is there either key person life insurance or disability insurance on Mr. Miller. Accordingly, there can be no assurance that Mr. Miller's services will remain available to the Company. If Mr. Miller's services are not available to the Company, the Company will be materially and adversely affected.

(g)  Year 2000

While it appears that the transition of the Year 2000 may have minimal impact on the Company, it has yet to address all software programs. The company knows of no significant problems with its suppliers, vendors or customers, although written confirmation of such has not been received.

(h) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

From time to time the Original Sixteen to One Mine, Inc. (the Company), will make written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

* Fluctuations in the market prices of gold.
* General domestic and international economic and political conditions.
* Unexpected geological conditions or rock stability conditions resulting in cave-ins, flooding, rock-bursts or rock slides.
* Difficulties associated with managing complex operations in remote areas.
* Unanticipated milling and other processing problems.
* The speculative nature of mineral exploration.
* Environmental risks.
* Changes in laws and government regulations, including those relating to taxes and the environment.
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations.
* Fluctuations in interest rates and other adverse financial market conditions.
* Other unanticipated difficulties in obtaining necessary financing.
* The failure of equipment or processes to operate in accordance with specifications or expectations.
* Labor relations.
* Accidents.
* Unusual weather or operating conditions.
* Force majeure events.
* Other risk factors described from time to time in the Original Sixteen to One Mine, Inc., filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control or predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise.

A more detailed discussion of the foregoing factors is included in this report.


ITEM 2:  PROPERTIES

Properties

The Company's Sixteen to One mine was acquired in 1911, and additional properties were acquired prior to 1925; all of these properties have been carried on the Company's books at their original purchase price and have been fully amortized through depletion. The Company acquired other mining properties for $105,517 and $300,000, but no depletion has been applied to those properties.

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




                                   PART II


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the Pacific Exchange under the symbol
OAU.

                    1997               1996               1995
Price range    High      Low      High      Low       High     Low

1st quarter    3-7/8    3-1/4     4-5/8    3-3/4     3-15/16  3-1/4
2nd quarter    4-1/4    2-7/8     4-3/4    4-5/16    3-3/4    2-5/8
3rd quarter    4        2-7/8     4-9/16   4-1/8     5-1/4    3-1/8
4th quarter    3        1-7/8     4        3-3/4     4-7/8    3-3/4


Holders

As of December 31, 1997, there were 944 holders of common stock.

Dividends

The Company declared a special dividend of $.05 per share on August 7, 1995, paid on September 10, 1995. The payment of future dividends will be dependent upon the extent of gold production and planned expenditures for mining or acquisitions.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION

(a)  Comparison of 1997 with 1996

The Company's revenues increased $734,691 (50.93%) from $1,442,459 in 1996 to $2,177,150 in 1997. Primary reasons for the increase were: (1) Gold production increased from 3,957.24 ounces in 1996 to 5,869.92 ounces in 1997 (48.33%) and (2) increase in higher margin jewelry, specimen, cabochon and slab sales. Accordingly, as sales increased, the cost of goods sold increased; however, the ratio of sales to cost of goods sold for 1997 decreased 7% compared with 1996, primarily because the closing spot price of gold decreased from $370 per ounce at the end of 1996 to nearly $288 per ounce at the end of 1997. The Company's compensation and related expenses increased by $346,706 from the $1,042,861 incurred in 1996. Factors affecting this increase were the Company's continued expansion of its workforce with the increased number carried through the entire year. Merit pay increases were implemented among the miners. Capitalization of work was less in 1997 than 1996. Officers and directors fees remained unchanged.

Contract labor decreased $18,845 (30.59%) as the Company utilized more of its own work force. The $37,241 (33.98%) decrease in legal, accounting and other related expenses are primarily attributed to reduced legal issues and the expanded use of in-house employees, rather than outside firms or individuals.

Depreciation and amortization of development costs increased 122% to $227,534 from $102,645 for year end 1996. The increase in depreciation and amortization cost is primarily attributed to amortization of development costs. The Company completed development of a new winze into unexplored ground in 1996. Based upon previous mine experience, management estimates that gold production from the new winze will approximate 50,000 ounces. Accordingly, capitalized development costs are being amortized using the units of production method in 1997.

Insurance increased from $189,783 in 1996 to $215,725 in 1997 as medical insurance costs rose and the cost of worker's compensation insurance increased. Other expenses increased or decreased only modestly and were not material.

As a result, the Company's operating results decreased from a loss of $654,468 ($0.19 per share).in 1996 to a loss of $319,817 ($0.09 per share)in 1997.



Comparison of 1996 with 1995

The Company's revenues decreased 46% from 1995 to 1996. The primary reason for the drop in revenue was that the results for 1995 had been augmented by a material discovery in August 1995, at which time $2,000,000 worth of gold was mined in a ten day period. Total gold production decreased from 6,505 troy ounces in 1995 to 3,956 troy ounces in 1996. In the context of modest inflation, the closing spot price of gold decreased from nearly $397 at the end of 1995 to nearly $370 at the end of 1996. The Company's compensation expenses in 1996 increased by $238,493 (30%) from the $804,368 incurred in 1995, primarily because the Company's payroll expanded from 37 full time employees to 46 full time employees through the course of the year as the Company added both miners and administrative employees. The Company also spent $91,864 more than it spent in 1995 for supplies, primarily because the Company directed its attention to certain repair and refurbishment activities which had been deferred when the Company was focusing its activities on vertical, rather than lateral, extension of the mine and infrastructure rehabilitation. Contract labor decreased $14,178 (19%) because the Company took over certain tasks previously performed by independent contractors. Utilities increased a modest $3,970.

Other modest decreases occurred with Small Equipment & Repairs expenses of $4,198 and Office Expenses of $5,777. Drayage increased by $18,014 due to increases in supplies bought and shipped to the mine site in Alleghany. Promotion increased $26,342 (112%). This increase reflects the additional costs attributed to the developing gold jewelry and specimen sales department and more attention to investor relations than in prior years. Legal and Accounting expenses increased $52,046 (90%). A primary area of change is the separation of revenues and expenses of the gold sales department from general corporate which generated extraordinary hardware, software and its installation.

As a result, the Company's operating results decreased from a profit of $732,124 ($0.21 per share) to a loss of $654,468 ($0.19 per share).


Balance Sheet Comparisons of 1997 with 1996

The Company's current assets decrease of $398,501 (32.79%) was attributed to gold being sold from inventory and the impact of the decline in the spot price of gold from $370 per ounce year-end 1996 to $288 per ounce year-end 1997.
The decline in the price of gold decreased year-end inventories by approximately $140,000. Proceeds from sales were used for operating expenses. The increase in accounts receivable-trade from $5,351 in 1996 to $60,872 in 1997 is due to timing of sales and cash receipts at year end.

Mining property decreased $81,965 as development costs associated with exploration and development are now being amortized over the production from the newly developed headings. Total assets decreased $549,134 (17.07%).

The Company's current liabilities decreased $263,814 (31.09%). The primary reduction was deferred income taxes which totaled a decrease of $281,000. Accounts payable and accrued compensation increased $17,048, while a related party advance to the Company decreased $31,000. Retained earnings decreased from $711,663 to $391,846, a decrease of $319,817 (44.94%). Total stockholders' equity decreased $280,817 (11.91%).


Liquidity and Capital Resources

The Company's liquidity (i.e., its ability to generate adequate amounts of cash to meet its needs for cash) is substantially dependent upon the results of its operations. While the Company does maintain a gold inventory which it can liquidate from time to time to satisfy its working capital needs, there can be no assurance that such inventory will be adequate to sustain operations if the Company's gold mining activities are not successful. Because of the unpredictable nature of the gold mining business, the Company cannot provide any assurance with respect to short term, intermediate or long-term liquidity. In addition, if the Company's mining operation does not produce meaningful additions to inventory, the Company may determine it is necessary to satisfy its working capital needs by selling gold including specimens, jewelry and in bullion form.

The Company is dependent on continued recovery of gold and sales of gold from inventory to meet its cash needs. Although the Company has historically located at least $1.2 million of gold in each of the last five years, there can be no assurance that the Company's efforts in any particular period will provide sufficient funding for the Company to continue operations. The Company has a fully extended line of credit with a bank which expires on July 1, 1998. There can be no assurance that the line of credit will be renewed or extended.

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


ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                              None.



                                       PART III


ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders' meeting to be held on June 20, 1998. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position  Officer Since  Director Since

Charles I. Brown     66  Secretary/Treasurer
                          & Director    1990             1986

Leland O. Erdahl     69  Director       ----             1992

Sandor Holly         65  Director       ----             1997

Michael M. Miller    55  President
                          & Director    1983             1977

Richard C. Sorlien   75  Director       1990             1986


Charles I. Brown-Director and Secretary/Treasurer

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


Leland O. Erdahl-Director

Mr. Erdahl is vice president and chief financial officer for AMAX Fold, Inc. and a director of Canyon Resources Corporation, Uranium Resources, Inc. and Hecla Mining Company. He is also a trustee for a group of John Hancock Mutual Funds. Mr. Erdahl has been an active participant in the mining industry most of his life. From 1970 until 1984 he held executive offices including President and Chief Executive Officer with Ranchers Exploration and Development Corporation, a diversified mining company. From 1987 to 1992, Mr. Erdahl was President and Chief Executive Officer of Stolar, Inc., a company active in using underground radio communications and geologic imaging to assist mine operators. Mr. Erdahl is a graduate of the College of Santa Fe with a degree in business administration, and is a certified public accountant. He was born in Doland, South Dakota.


Sandor Holly-Director

Mr. Holly has been employed by Rocketdyne since 1976 in various assignments including the design of Pulsed Wavefront Sensor, interferometric sensor systems development and multi-wavelength probe laser fabrication. He is the recipient of eighteen patents including one of the first Free Electron Laser patents issued by the U.S. Patent Office in 1960. He is active in national and international conferences in Switzerland, Hungary, Germany, Japan and Russia. He was born in Budapest, Hungary in 1933, graduating from ELTE University of Sciences in 1955. He received the following degrees: M.S. (Electrical Engineering) from MIT in 1960; M.S. (Physics) from Harvard University in 1962; Ph.D. (Applied Physics) from Harvard University in 1969; and Post Doctoral (Modern Optics) from Northeastern University in 1970.


Michael M. Miller-Director, President and CEO

As President and Chief Executive Officer , Mr. Miller is responsible for the day-to-day operations of the Company. In 1975, Mr. Miller became the sole proprietor of the Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). Since 1988, he has served as a member of the Sierra County Planning Commission (Chairman 1994 and 1995). Mr. Miller is licensed as a California Class A general engineering contractor. He
is a member of the American Institute of Mining Engineers.   In 1965, Mr.
Miller received a B.A. from the University of California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.


Richard C. Sorlien-Director

Mr. Sorlien served as a partner for 33 years and of Counsel for six years with the Philadelphia, Pennsylvania law firm of Pepper, Hamilton and Scheetz. (He retired from the firm in March, 1997.) Mr. Sorlien served 22 years as a Director of the Glenmede Trust Company in Philadelphia. He also served as a Director and Corporate Secretary of the Cressona Aluminum Company of Cressona, Pennsylvania from 1979 until January 1996. He is a Director of the International Lawn Tennis Club of the United States. He owns the Alaska Mine and Tree Farm in Pike, California. Mr. Sorlien received a Bachelors of Arts degree (B.A.) from Harvard University in 1947, and earned his law degree (L.L.B.) from Harvard Law School in 1949. He was born in Minneapolis, Minnesota.



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

In April, 1996, the Board of Directors adopted, subject to shareholders approval, the Company's Stock Incentive Plan. Shareholders approved the plan on June 22, 1996. Shareholders also approved the Company's Non-Employee Director's Stock Option Plan. A five thousand share option was granted to three directors on June 30, 1996 at a purchase price of $4.5625 per share, and similar grants will automatically be made each year. In 1997, the Board of Directors granted options of 156,000 shares to directors and employees at $4.00 to $4.73 per share, including $50,000 shares at $4.73 to the president.


Management Remuneration for the Period Ended December 31, 1997.

  Name/
Principal       Annual
Position         Year   Salary    Bonus  Compensation  Securities

Michael Miller/  1997  $105,000   -----      -----        -----
President & CEO  1996  $105,000  $20,000     -----        -----
                 1995  $ 99,840   -----      -----        -----



Current Management Remuneration

There were no increases or bonuses granted to the president during 1997.



ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT

Security Ownership of Certain Beneficial Owners, and Management Including Officers and Directors

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class

Common     M. Blair Hull                492,750             14%
           Hull Trading Co.
           401 So. LaSalle, Ste. 505
           Chicago, IL  60605

Common     Kathy N. Hull                500,750             14%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller            344,750             10%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Charles I. Brown             171,900              5%
           Officer and Director
           Family Partnership, LTD
           2691 Pinehurst Drive
           Evergreen, CO  80439

Common     Richard Sorlien               87,250            2.5%
           Director
           3000 Two Logan Square
           18th & Arch Street
           Philadelphia, PA  19103

Common     Leland O. Erdahl
           Director
           8046 MacKenzie Court
           Las Vegas, NV  89129          30,000            .85%

Common     Sandor Holly                   8,000            .23%
           Director
           23801 Ladrillo Street
           Woodland Hills, CA  91367

Common     All Officers & Directors    641,900             18%
                as a group


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              None.



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

No reports on Form 8-K were required to be filed.



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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant


By:  /s/Charles I. Brown
     Charles I. Brown
     Secretary/Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:


/s/ Michael M. Miller
Michael M. Miller
President and Director


/s/ Richard C. Sorlien
Richard  C. Sorlien
Director


/s/ Leland O. Erdahl
Leland O. Erdahl
Director


/s/ Sandor Holly
Sandor Holly
Director

                THE ORIGINAL SIXTEEN TO ONE MINE, INC.

                   INDEX TO FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULES
                       (ITEM 14 (a) 1 and 2)


                                                 Page

Independent Auditor's Report                      F-1

Balance Sheet at December 31, 1997 and 1996       F-2

Statement of Operations for each of the three
    years in the period ended December 31, 1997   F-4

Statement of Stockholders' Equity for each of
    the three years in the period ended
           December 31, 1997                      F-5

Statements of Cash Flows for each of the three
  years in the period ended December 31, 1997     F-6

Notes to financial statements                     F-8


All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                        INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Original Sixteen to One Mine, Inc.

     We have audited the accompanying balance sheet of Original Sixteen to One Mine, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Sixteen to One Mine, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                 Perry-Smith & Company
                                 Certified Public Accountants

Sacramento, California
March 9, 1998

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET

                   December 31, 1997 and 1996

                                     1997              1996

     ASSETS

Current Assets:
Cash                             $   64,452         $   31,640
Accounts receivable - trade          60,872              5,351
Accounts receivable - employees      36,226             21,051
Inventory                           632,676          1,138,041
Other current assets                 22,581             19,225
                                  ---------         ----------
  Total Current Assets              816,807          1,215,308


Mining property (Note 2):
Real estate and property rights,
 net of depletion of $524,145       182,091            182,091
Mineral property                    415,263            415,263
Development costs, net              817,020            898,985
                                  ---------         ----------
                                  1,414,374          1,496,339


Fixed assets at cost:
Equipment                           859,864            822,620
Buildings                           164,546            144,462
Vehicles                            188,541            176,086
                                  ---------         ----------
                                  1,212,951          1,143,168

Less accumulated depreciation      (799,601)          (665,583)
                                  ---------         ----------
  Net fixed assets                  413,350            477,585

Other assets, net of accumulated
 amortization of $46,760 and
 $41,007 in 1997 and 1996,
 respectively                        24,060             28,493
                                  ---------          ---------
  Total Assets                   $2,668,591         $3,217,725
                                 ==========         ==========






                                 (Continued)
                                     F-2

              ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET
                          (Continued)

                   December 31, 1997 and 1996



LIABILITIES & STOCKHOLDERS' EQUITY

                                    1997               1996

Current Liabilities:

Accounts Payable & Accrued
 Compensation                    $ 168,782         $  151,734
Related Party Advances (Note 7)     23,000             54,000
Note Payable due within one
 year (Note 3)                     298,931            267,793
Deferred Income Tax (Note 5)        94,000            375,000
                                 ---------         ----------
  Total Current Liabilities        584,713            848,527
                                 ---------         ----------
Notes Payable due after one
 year (Note 3)                       7,421             11,924
                                 ---------         ----------
Total Liabilities                  592,134            860,451
                                 ---------         ----------


Stockholders' Equity (Note 4):

Common Stock, par value $.10;
 10,000,000 shares authorized
 in 1997 and 1996; 3,534,065
 and 3,504,065 shares issued
 and outstanding in 1997 and
 1996, respectively               353,407            350,407
Additional paid-in capital      1,357,204          1,321,204
Notes Receivable from employees   (26,000)           (26,000)
Retained Earnings                 391,846            711,663
                                ---------         ----------
  Total Stockholders' Equity    2,076,457          2,357,274
                               ----------         ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY          $2,668,591         $3,217,725
                               ==========         ==========


             The accompanying notes are an integral
               part of these financial statements.
                                    F-3

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                       STATEMENT OF OPERATIONS

           For Years Ended December 31, 1997, 1996 and 1995



                                1997        1996       1995
Revenues:

Gold and Jewelry Sales       $2,177,150  $1,442,459  $2,655,575
                             ----------  ----------  ----------

Operating Expenses:

Salaries and Wages            1,389,567   1,042,861     804,368
Depreciation & Amortization     227,534     102,645     123,285
Contract Labor                   42,768      61,613      75,791
Telephone & Utilities           117,374     114,385     110,415
Taxes: Property & Payroll       160,778     164,933     117,214
Insurance                       215,725     189,783     125,052
Supplies                        302,374     342,027     250,163
Small Equipment & Repairs        52,338      68,537      72,735
Drayage                          72,140      63,390      45,376
Promotion                        21,632      49,867      23,525
Office Expenses                  10,746       7,564      13,341
Legal & Accounting               72,359     109,600      57,554
Other Expenses                   69,525      73,000      64,762
                              ---------   ---------   ---------
  Total Operating Expenses    2,754,860   2,390,205   1,883,581

  (Loss) Income
    from Operations            (577,710)   (947,746)    771,994

Other (Expense) Income, net     (23,107)     26,278     181,130
                              ---------   ---------   ---------
  (Loss) Income before
    Income Taxes               (600,817)   (921,468)    953,124

Income Tax Benefit
  (expense),(Note 5)            281,000     267,000    (221,000)
                              ---------    ---------  ---------
  Net (loss) Income           $(319,817)  $(654,468)  $ 732,124
                              ==========  ==========  ==========
Basic & Diluted (Loss)
  Earnings per Share of
  Common Stock               $     (.09) $     (.19) $      .21
                              ==========  ==========  ==========


              The accompanying notes are an integral
                part of these financial statements.

                                      ORIGINAL SIXTEEN TO ONE MINE, INC.

                                      STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Years Ended December 31, 1997, 1996 and 1995
                                                                        NOTES
                                                                     RECEIVABLE                    TOTAL
                                 COMMON STOCK           PAID-IN         FROM         RETAINED  STOCKHOLDERS'
                              SHARES        AMOUNT      CAPITAL       EMPLOYEES      EARNINGS      EQUITY
                            ---------   -----------   -----------   -----------    -----------  -----------
Balance, January 1, 1995    3,507,994   $   350,799   $ 1,325,011   $   (52,000)   $   809,407  $ 2,433,217

Retired common stock          (16,300)       (1,630)      (53,556)                                  (55,186)

Conversion of note payable
   to common stock             21,368         2,137        97,863                                   100,000

Dividends paid, $.05 per share                                                        (175,400)    (175,400)

Net income                                                                             732,124      732,124
                            ---------   -----------   -----------   ------------   -----------  -----------
Balance, December 31, 1995  3,513,062       351,306     1,369,318        (52,000)    1,366,131    3,034,755

Retired common stock (Note 4)  (8,997)         (899)      (48,114)        26,000                    (23,013)

Net loss                                                                              (654,468)    (654,468)
                            ---------   -----------   -----------   ------------   -----------  ------------
Balance, December 31, 1996  3,504,065       350,407     1,321,204        (26,000)      711,663    2,357,274

Issuance of stock
   under stock option
    plan (Note 9)              30,000         3,000        36,000                                    39,000

Net loss                                                                              (319,817)    (319,817)
                            ---------    -----------  ------------  -------------  ------------  -----------

Balance, December 31, 1997  3,534,065    $  353,407   $ 1,357,204    $   (26,000)  $    391,846  $ 2,076,457
                            =========    ==========   ===========    ===========   ============  ===========

                                   The accompanying notes are an integral
                                     part of these financial statements.
                                                     F-5

                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                     STATEMENT OF CASH FLOWS

       For the Years Ended December 31, 1997, 1996 and 1995


                                 1997         1996        1995
Cash flows from operating
      activities:
  Net (loss) income          $ (319,817)  $ (654,468) $  732,124
  Adjustment to reconcile
    net (loss) income to
    net cash provided by
    operating activities:
      Depreciation and
        amortization            227,534      102,645     123,285
      (Increase) decrease in
        accounts receivable     (70,696)      (7,201)      3,690
      Decrease (increase) in
        inventory               505,365    1,090,151    (460,620)
      (Increase) decrease in
        other current assets     (3,356)     (15,504)     18,231
      Increase (decrease) in
        accounts payable &
        accrued compensation     17,048       95,696      (9,444)
      (Decrease) increase in
        income taxes payable                 (80,000)     55,800
      (Decrease) increase in
        deferred income taxes  (281,000)    (261,000)    108,000
      Gain on sale of asset      (5,797)
                              ----------   ---------    --------

          Net cash provided
            by operating
            activities           69,281      270,319     571,066
                              ----------    --------   ---------

Cash flows from investing
        activities:
  Purchase of fixed assets
    and mining property         (98,768)    (264,778)   (189,002)
  Disposition of fixed assets    27,664
  Capitalization of
    development costs                       (184,948)   (347,848)
                                ---------    --------    --------
          Net cash used
            in investing
            activities           (71,104)   (449,726)   (536,850)
                               ---------    --------    --------


                                 (Continued)

                ORIGINAL SIXTEEN TO ONE MINE, INC.

                      STATEMENT OF CASH FLOWS
                            (Continued)
        For the Years Ended December 31, 1997, 1996 and 1995

                                 1997         1996        1995
Cash flows from financing
         activities:
  Increase in related
    party advances           $  (31,000)  $   54,000
  Common stock repurchased                   (23,013)  $  ( 55,186)
  Repayment of notes payable     (4,381)      (3,531)      (51,371)
  Issuance of notes payable      31,016        2,973       281,646
  Dividends paid                                          (175,400)
Proceeds from exercised
   stock options                 39,000
                               ---------    ----------    ---------
        Net cash used
          in financing
          activities             34,635       30,429          (311)
                               ---------     ---------     --------
        (Increase) decrease
          in cash                32,812     (148,978)       33,905

Cash at beginning of year        31,640      180,618       146,713
                               ---------    ---------    ---------
Cash at end of year           $  64,452    $  31,640     $ 180,618
                              =========    =========     =========

Supplemental schedule of
  cash payments:

  Cash paid during the
        year for:
    Interest expense         $  25,965     $  25,190   $   29,493
    Income taxes             $   6,085     $  90,900   $   57,200

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

                      The accompanying notes are an integral
                        part of these financial statements

                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating gold mines in Alleghany, California.

Inventory

Inventory consists of gold bullion, specimens and jewelry recorded at the quoted market price for gold bullion. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Gold bullion held in the Company's name by the smelter is
accounted for using the FIFO method.   All other gold inventory is
accounted for using the specific identification method.

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

Development Costs

In February, 1994, the Company began development of a new winze into unexplored ground. Costs associated with the development have been capitalized. Development was complete at December 31, 1996. Based upon previous mine experience, management estimates that gold production from the new winze will approximate 50,000 ounces. Accordingly, capitalized development costs are being amortized using the units of production method. Amortization expense for the year ended December 31, 1997 totaled $81,965.

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

Revenue Recognition

As they are mined, gold specimens are recorded in inventory and revenue is recognized using quoted market prices for gold. Gold production from ore is recognized when the gold has been milled from the ore. Changes in quoted market prices subsequent to mining are charged or credited to income for gold remaining in the Company's inventory at the date of the price change. Jewelry and gold specimen sales prices may include a premium over the quoted market price of gold. Such premiums are recognized at the date of sale.

Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which established new standards for computing and presenting earnings per share (EPS). This Statement was adopted by the Company for financial statements issued for the year ended December 31, 1997 and requires the restatement of all prior-period EPS data presented.

Basic EPS, which excludes dilution, is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and replaces the presentation of primary EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. Diluted EPS is computed similarly to, and replaces the presentation of, fully diluted EPS. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

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

Stock-Based Compensation

Stock options are accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

Reclassifications

Certain reclassifications have been made to prior years' balances to conform to classifications used in 1997.


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


3.  NOTES PAYABLE

Notes payable at December 31, 1997 and 1996 are as follows:

                                            1997           1996

Notes payable to bank; secured by
  accounts receivable and inventory;
  interest due monthly at the bank's
  prime rate plus 2% (10.5% at
  December 31, 1997)                    $  275,000    $  263,894

Note payable to bank; secured by
  accounts receivable and inventory;
  interest due monthly at the bank's
  prime rate plus 2% (11% at
  December 31, 1997)                        20,000

9.95% secured note payable; secured
  by an automobile; monthly
  installments of $442 due through
  July 27, 2000                             11,352        15,823
                                        ----------     ---------

                                           306,352       279,717

Less current portion                      (298,931)     (267,793)
                                        ----------     ---------

Notes payable due after one year        $    7,421     $  11,924
                                        ==========     =========

Under the terms of the unsecured notes payable to bank, the Company may borrow up to $275,000. Advances under the credit lines mature on July 1, 1998.

Notes payable mature as follows:

           Year Ending
           December 31,               Future Payments

               1998                         298,931
               1999                           5,127
               2000                           2,294
                                         -----------
                                         $  306,352
                                         ===========


4.  STOCK OPTIONS

In 1983 and 1996 the Board of Directors adopted, and the stockholders ratified, Stock Option Plans for which 530,000 shares of common stock are reserved for issuance to employees and directors under incentive and nonqualified agreements.

The plans require that the price of all options may not be less than fair market value of the stock at the date the option was granted, and that the stock must be paid for in full at the time the option is exercised. All options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. Options vest over five years. Shares granted under the plans are considered to be common stock equivalents for purposes of calculating earnings per share (Note 9).

A summary of the activity within the plan follows:

                 1997               1996             1995
          -----------------  ----------------- ------------------
                    Weighted           Weighted          Weighted
                    Average            Average           Average
                   Exercised          Exercised         Exercised
           Shares    Price    Shares    Price    Shares    Price
          -------- --------- -------- --------- -------- --------

Options outstanding,
  beginning of year

           45,000   $ 2.39    30,000   $ 1.30    30,000   $ 1.30

  Options exercised

          (30,000)  $ 1.30

  Options granted

          156,000     4.40    15,000   $ 4.56
         --------           --------           ---------

Options outstanding,
  end of year

          171,000     4.42    45,000     2.39    30,000     1.30
         ========           ========           =========

Options exercisable,
  end of year

            3,000     4.56    30,000     1.30    30,000     1.30
        =========           ========           ========

A summary of options outstanding at December 31, 1997 follows:

 Range   Number of Options   Weighted Average   Number of Options
  of        Outstanding          Remaining         Outstanding
Exercise    December 31,     Contractual Life      December 31,
 Prices         1997                                   1997
--------  ----------------   ----------------   -----------------
$4.00         20,000            9.5 years
$4.31         86,000            9.5 years
$4.56         15,000            8.5 years              3,000
$4.73         50,000            9.5 years
          ----------------                       ---------------
             171,000                                   3,000
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


5.  INCOME TAXES

The income tax (benefit) expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                              Federal       State        Total
                             ---------    ---------    ---------

1997
Current                                   $   1,000    $   1,000
Deferred                     $(202,000)     (80,000)    (282,000)
                             ---------    ---------    ---------
   Income tax benefit        $(202,000)   $ (79,000)   $(281,000)
                             =========    =========    =========

1996
Current                      $  (8,000)   $   2,000    $  (6,000)
Deferred                      (212,000)     (49,000)    (261,000)
                             ----------   ----------    ---------
   Income tax (benefit)
        expense              $(220,000)   $ (47,000)   $(267,000)
                             ==========   ==========  ===========

1995
Current                      $  73,000    $   40,000   $ 113,000
Deferred                        91,000        17,000     108,000
                             ----------    ----------  ----------
   Income tax expense        $ 164,000     $  57,000   $ 221,000
                             ==========    ==========  ==========


Deferred tax assets (liabilities) are comprised of the following:

                                         1997            1996
Deferred tax assets:
  Net operating loss carryovers      $ 149,000       $ 127,000
  Accounts payable
    and other liabilities               57,000          61,000
  Alternative minimum tax credit        33,000           4,000
  State tax benefit                     56,000          41,000
                                     ----------      ----------

      Total deferred tax assets        295,000         233,000
                                     ----------      ----------

Deferred tax liabilities:
  Tax basis recognition
    of gold revenue                   (271,000)       (495,000)
  Book basis of mineral
    property & fixed assets           (118,000)       (113,000)
  Accounts receivable & other assets
                                     ----------       ---------
      Total deferred tax liabilities  (389,000)        (608,000)
                                     ----------       ----------

      Net deferred tax liabilities  $  (94,000)      $ (375,000)
                                    ============     ===========

A reconciliation of the income tax expense (benefit) on income per the U.S. Federal statutory rate to the reported income tax expense follows:

                                  1997        1996        1995
                                --------    --------    --------
U.S. Federal statutory rate
  applied to pre-tax (loss)
  income                       $ (204,278) $ (313,299) $  324,062

Depletion deduction                           (23,317)    (83,183)

Tax benefit of net
  operating loss                  (44,997)     (18,617)   (58,782)

Alternative minimum tax                         21,000     73,000

Other                             (31,725)      67,233    (34,097)
                                 ---------   ----------  --------
      Income tax (benefit)
           expense             $ (281,000)  $ (267,000) $ 221,000
                                 =========    =========  ========

For Federal income tax purposes, the Company has operating loss carryforwards totaling approximately $438,000 and $118,000 respectively, which may provide future tax benefits, expiring in 2007.


6.  401(k) PLAN

The Company's qualified 401(k) Plan is available to all employees who meet the Plan's eligibility requirements. This Plan permits participants to make contributions by salary reduction up to the maximum limits allowed by Internal Revenue Code Section 401(k).


7.  RELATED PARTY TRANSACTIONS

The Company has received operating advances totaling $23,000 and $54,000 at December 3, 1997 and 1996, respectively, from the President. These advances bear interest at the Citizens Bank of Nevada County prime rate plus 2%, not to exceed 10%. The rate was 10% on December 31, 1997 and 1996.


8.  FINANCIAL INSTRUMENTS

The Company adopted SFAS 107, "Disclosures About Fair Value of Financial Instruments", on January 1, 1995. SFAS 107 requires that the Company disclose estimated fair values for certain financial instruments. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued compensation, notes payable and notes receivable from employees approximated fair value as of December 31, 1997 and 1996, because of the relatively short maturity of these instruments. The carrying value of inventory is based upon quoted market prices (Note 1).


9.  EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations is as follows:

                                                Weighted
                                                 Average
                                                Number of
                                  Net (Loss)     Shares      Per Share
     For the Year Ended            Income      Outstanding     Amount
---------------------------      -----------   -----------   -----------

December 31, 1997

  Basic and dilutive
     loss per share              $ (319,817)    3,519,066      $   (.09)
                                 ==========     =========      ========
December 31, 1996

  Basic and dilutive
     loss per share              $ (654,468)    3,507,730      $   (.19)
                                 ==========     =========      ========
December 31, 1995

  Basic earnings per share       $  732,124     3,508,291      $    .21
                                                               ========
  Effect of dilutive stock
     options outstanding                           18,857
                                 ----------     ---------
Dilutive earnings per share      $  732,124     3,527,148      $    .21
                                 ==========     =========      ========

For the years ended December 31, 1997 and 1996, conversion of outstanding stock options was not assumed because assumed conversion would have an anti-dilutive effect on earnings per share.