Form 10QSB
period 1998-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1998-05-15
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                    FORM 10-QSB



                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended March 31, 1998            Commission File No. 001-10156



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

                        Yes:  X                      No:



As of March 31, 1998, 3,534,065 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                  Original Sixteen to One Mine, Inc.
              Statement of Operations and Retained Earnings
          For the Three Months Ended March 31, 1998 and 1997

                                  Three Months Ended March 31,
                                    1998                1997
                                  --------            --------
Revenues:
  Gold & jewelry sales          $ 362,435           $ 445,230

Operating expenses:
  Salaries and wages              426,243             417,219
  Depreciation & amortization      24,750              35,637
  Amortization of
    development costs              10,992                   -
  Contract labor                    2,762               8,243
  Telephone & utilities            32,179              29,015
  Taxes - property & payroll       12,862              12,201
  Insurance                        12,766              12,866
  Supplies                         54,098              63,535
  Drayage                          16,071              17,429
  Promotion                         1,370               1,783
  Office expenses                   2,790               8,261
  Legal and accounting             19,503              31,426
  Other expenses                   20,249               4,048
                              -----------         -----------
  Total operating expenses        636,635             641,663
                              -----------         -----------
    Income (loss)
      from operations            (274,200)           (196,433)

Other Income & (Expense):
  Other Income                     23,080               7,704
  Other Expenses                   (1,382)            (21,358)
                              -----------         -----------
     Total Other Income
       (Expense)                   21,698             (13,654)
                              -----------         -----------
Income (loss) before taxes       (252,502)           (210,087)

Provision for income taxes           (500)             (1,000)
                              -----------         -----------
     Net income (loss)           (253,002)           (211,087)
                                                  ===========
Retained earnings (12/31/97)      391,846
                              -----------
Retained earnings (03/31/98)  $   138,844
                              ===========
Earnings (loss) per share
     of common stock               ($0.07)             ($0.06)
                              -----------        ------------

                        See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                   March 31, 1998 and December 31, 1997

ASSETS
                                     March 31, 1998       December 31, 1997

Current Assets

Cash                                  $    20,203            $    64,452
Accounts receivable                        62,192                 97,098
Inventory                                 536,823                632,676
Other current assets                       42,639                 22,581
                                      -----------            -----------
     Total current assets                 661,857                816,807
                                      -----------            -----------


Mining Property

Real estate and property rights
  net of depletion of $523,145            182,091                182,091
Mineral Property                          415,263                415,263
Development costs, net amortization
  of $91,520 and $81,965 in 1998 and
  1997, respectively                      807,465                817,020
                                      -----------            -----------
                                        1,404,819              1,414,374
                                      -----------            -----------


Fixed Assets at Cost

Equipment                                 859,864                859,864
Building and Mill                         164,546                164,546
Vehicles                                  188,541                188,541
                                      -----------            -----------
                                        1,212,951              1,212,951
Less accumulated depreciation            (824,352)              (799,601)
                                      -----------            -----------
     Net fixed assets                     388,599                413,350
                                      -----------            -----------
Other assets, net of accumulated
  amortization of $48,198 and
  $46,760 in 1998 and 1997, respectively   22,622                 24,060
                                      -----------            -----------

          Total Assets                $ 2,477,897            $ 2,668,591
                                      ===========            ===========


                               See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                   March 31, 1998 and December 31, 1997

LIABILITIES & STOCKHOLDERS' EQUITY
                                     March 31, 1998       December 31, 1997

Current Liabilities

Accounts payable and
  accrued compensation                $   195,554            $   168,782
Related party advances                          -                 23,000
Notes payable due within one year         358,412                298,931
Deferred income taxes                      94,000                 94,000
                                      -----------            -----------
     Total Current Liabilities            647,966                584,713
                                      -----------            -----------

Noted payable due after one year            6,476                  7,421
                                      -----------            -----------

     Total Liabilities                    654,442                592,134


Stockholders' Equity

Capital Stock, par value $.10 -
  10,000,000 shares authorized:
  3,534,065 and 3,534,065 shares issued
  and outstanding as of March 31, 1998
  and December 31, 1997, respectively     353,407                353,407
Additional paid-in capital              1,357,204              1,357,204
Notes receivable from employees           (26,000)               (26,000)
Retained earnings                         138,844                391,846
                                      -----------            -----------
     Total Stockholders' Equity         1,823,455              2,076,457
                                      -----------            -----------

Total Liabilities and
  Stockholders' Equity                $ 2,477,897            $ 2,668,591
                                      ===========            ===========


                                See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Statement of Cash Flows

                                               Three Months Ended
                                        March 31, 1998    March 31, 1997
                                        --------------    --------------
Cash Flows From Operating Activities:

Net loss                                $    (253,002)    $    (211,087)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
     Depreciation and amortization             35,745            29,840
     Decrease (Increase)in accounts
       receivable                              34,906           (32,410)
     Decrease in inventory                     95,853           196,832
     Increase in other current assets         (20,058)           (1,165)
     Increase (Decrease) in accounts payable
       and accrued compensation                11,076           (32,658)
     Increase in accrued expenses              15,696            14,021
                                         ------------      ------------
  Net cash provided (used) by
    operating activities                      (79,784)          (36,627)
                                         ------------      ------------

Cash Flows From Investing Activities:

  Proceeds from sale of fixed assets               -             28,987
  Purchase of fixed assets                         -               (255)
                                         -----------        -----------
  Net cash provided by
    investing activities                           -             28,732
                                         -----------        -----------

Cash Flows From Financing Activities:

  Payments made on notes payable               (945)                  -
  Payments received on notes receivable
    from employees                               -              (20,427)
  Payments made to employees for advances
    made to the Company                     (23,000)                  -
  Proceeds from additional borrowings        59,480              15,698
                                        -----------         -----------
  Net cash provided (used) by
    financing activities                     35,535              (4,729)
                                        -----------         -----------
  Decrease in Cash                          (44,249)            (12,624)

Cash, beginning of year                      64,452              31,640
                                        -----------         -----------
Cash, end of period                     $    20,203         $    19,016
                                        ===========         ===========
Supplemental schedule of other cash flows:

  Cash paid during the period for:
    Interest expense                    $     6,538         $     7,056
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

REVENUE

Revenue primarily consists of gold and silver mined during the reporting period without regard to what was sold or held in inventory. They are recorded at the spot price per ounce on the statement date. Revenue does not include unprocessed high-grade ore mined during the reporting period. Jewelry and gold specimen sales may include a premium over the quoted market price of gold. Such premiums are recognized at the date of sale.

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

DEVELOPMENT

In February 1994, the Company began development of the 2483 winze into unexplored ground. Costs associated with the development have been capitalized. Development was complete at December 1996. Based upon previous mine experience, management estimates that gold production from the new winze will approximate 50,000 ounces. Accordingly, capitalized development costs are being amortized using the units of production method.

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

At March 31, 1998, the Company has two fully extended revolving lines of credit with a bank in the amount of $275,000, expiring June 30, 1998.



PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATION

               Comparison of First Three Months of 1998 with 1997


STATEMENT OF INCOME AND RETAINED EARNINGS

The Company's revenues decreased $61,859 (13.89%) the first three months of 1998 compared with the same period of 1997 although gold production increased 170 troy ounces during the first quarter of 1998. The spot price of gold has continued to decline from $369.60 per troy ounce on January 1, 1997 to $350.50 by the end of the first quarter of 1997 compared with the price per troy ounce of $301.30 on March 31, 1998, which had a direct impact on the ratio of gold to revenue and inventory.

Gold production is measured in fine troy ounces. During the first three months of 1998, production from the mine totaled 1,050.57 troy ounces as follows:

                      MINE           MILL         TROMMEL*         TOTAL
                     ------         ------        -------          -----
     January         402.98         201.52           0.00         604.50
     February         60.54          46.79           0.00         107.33
     March            36.68         302.06           0.00         338.74
                     ------         ------         ------         ------
     Total:
     First Qtr       500.20         550.37           0.00       1,050.57
                     ======         ======         ======       ========

The Company continues to identify mine production into three categories: Mine mill and trommel. During the first three months of 1997, production totaled
881.11 troy ounces as follows:

                      MINE           MILL         TROMMEL*         TOTAL
                     ------         ------        -------          -----
     January         46.44           93.12           0.00         139.56
     February        40.41	          205.73         149.13         395.27
     March          163.75	          133.93          48.60         346.28
                    ------          ------         ------         ------
     Total:
     First Qtr      250.60          432.78         197.73         881.11
                    ======          ======         ======         ======

 * Note: A trommel is a perforated cylinder used to screen ore. As production from the mine increased in May 1997, the trommel operation was suspended.

Mill tonnage for the first quarter totaled 3,542.29 ton as follows:

     January  1,333.26     February    491.17     March    1,717.86

The Company's compensation expenses increased $9,024 (2.16%) the first three months of 1998 compared with the same period in 1997 which reflects merit pay increases among the miners.

Contract labor decreased $2,762 (66.49%) as the Company utilized more of its own work force. The $11,923 (37.97) decrease in legal and accounting expenses for the three months ended March 31, 1998, compared with the same period in 1997, is primarily attributed to the use of in-house employees rather than an outside accounting firm.

Depreciation and amortization of fixed assets decreased $10,887 in the first quarter of 1998 versus the first quarter of 1997 as costs associated with exploration and development have been reclassified for 1998 as amortization of development costs.

The Company continued to conserve working capital on discretionary expenses, thereby reflecting a decrease in Office expense of $5,471 (66.23%) and Supplies in the amount of $9,437 (14.85%).

Other expenses increased or decreased only modestly and were not material.

BALANCE SHEET

Inventory decreased $95,853 (15.15%) from December 31, 1997 to March 31, 1998. Gold specimens and gold and quartz slab were sold to provide for operating capital. Accounts receivable decreased $34,906 (35.95%) as debt due the Company is paid.

Total current liabilities increased $62,308 (10.52%) from December 31, 1997 as the Company chose to borrow money to satisfy its cash flow rather than liquidate inventory.


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

Dated:  May 15, 1998