Form 10QSB
period 1998-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1998-08-12
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                    FORM 10-QSB



                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended June 30, 1998            Commission File No. 001-10156



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

                        Yes:  X                      No:



As of June 30, 1998, 3,534,065 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                  Original Sixteen to One Mine, Inc.
              Statement of Operations and Retained Earnings
    For the Three Months and Six Months Ended June 30, 1998 and 1997

                                Three Months Ended       Six Months Ended
                                6/30/98    6/30/97      6/30/98    6/30/97
                                -------    -------      -------    -------
Revenues:
  Refined gold specimen &
    jewelry sales            $  294,562  $1,015,187   $  656,997  $1,460,417

Operating expenses:
  Salaries and wages            381,551     351,188      807,794     768,407
  Depreciation & amortization    38,040      23,758       62,790      59,395
  Amortization of
    development costs             8,150      36,800       19,142      35,800
  Contract labor                  1,971       4,650        4,732      12,893
  Telephone & utilities          36,009      29,882       68,189      58,897
  Taxes - property & payroll     11,576      13,557       24,437      25,758
  Insurance                      23,533      11,401       36,300      24,267
  Supplies                       44,448      75,703       98,547     139,238
  Drayage                        12,652      13,785       28,723      31,214
  Promotion                       1,873      13,733        3,243      15,516
  Office expenses                 5,877      10,227        8,667      18,488
  Legal and accounting           22,095      21,977       41,597      53,403
  Other expenses                 18,709      29,726       38,958      33,774
                            -----------  ----------   ----------  ----------
  Total operating expenses      606,484     635,387    1,243,119   1,277,050
                            -----------  ----------   ----------  ----------
    Income (loss)
      from operations          (311,922)    379,800     (586,122)    183,367

Other Income & (Expense):
  Other Income                   14,990       5,925       38,070      13,629
  Other Expenses                (25,488)    (48,122)     (26,870)    (69,480)
                            -----------  ----------   ----------  ----------
     Total Other Income
       (Expense)                (10,498)    (42,197)      11,200     (55,581)
                            -----------  ----------   ----------  ----------
Income (loss) before taxes     (322,420     337,603     (574,922)    127,516

Provision for income taxes       (1,671)          -       (2,171)     (1,000)
                            -----------  ----------   ----------  ----------
     Net income (loss)         (324,091)    337,802     (577,093) $  126,516
                            ===========  ==========               ==========
Retained earnings (12/31/97)                             391,846
                                                      ----------
Retained earnings (06/30/98)                          $ (185,247)
                                                      ==========
Gain (loss) per share
     of common stock             ($0.09)      $0.10       ($0.16)      $0.04
                            -----------  ----------   ----------  ----------

                        See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                   June 30, 1998 and December 31, 1997

ASSETS
                                     June 30, 1998       December 31, 1997
                                     -------------       -----------------
Current Assets

Cash                                  $    28,813            $    64,452
Accounts receivable                        52,033                 97,098
Inventory                                 541,746                632,676
Other current assets                       15,686                 22,581
                                      -----------            -----------
     Total current assets                 638,278                816,807
                                      -----------            -----------


Mining Property

Real estate and property rights
  net of depletion of $524,145            182,091                182,091
Mineral Property                          415,263                415,263
Development costs, net amortization
  of $101,107 and $81,965 in 1998 and
  1997, respectively                      797,878                817,020
                                      -----------            -----------
                                        1,395,232              1,414,374
                                      -----------            -----------


Fixed Assets at Cost

Equipment                                 859,864                859,864
Building and Mill                         170,421                164,546
Vehicles                                  188,541                188,541
                                      -----------            -----------
                                        1,218,826              1,212,951
Less accumulated depreciation            (859,988)              (799,601)
                                      -----------            -----------
     Net fixed assets                     358,838                413,350
                                      -----------            -----------
Other assets, net of accumulated
  amortization of $48,198 and
  $46,760 in 1998 and 1997, respectively   21,657                 24,060
                                      -----------            -----------

          Total Assets                $ 2,414,005            $ 2,668,591
                                      ===========            ===========


                               See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                   June 30, 1998 and December 31, 1997

LIABILITIES & STOCKHOLDERS' EQUITY
                                     June 30, 1998       December 31, 1997
                                    ---------------      -----------------
Current Liabilities

Accounts payable and
  accrued compensation                $   204,397            $   168,782
Related party advances                    304,000                 23,000
Notes payable due within one year         299,413                298,931
Accrued expenses                            7,680                      -
Deferred income taxes                      94,000                 94,000
                                      -----------            -----------
     Total Current Liabilities            909,490                584,713
                                      -----------            -----------

Noted payable due after one year            5,151                  7,421
                                      -----------            -----------

     Total Liabilities                    914,641                592,134


Stockholders' Equity

Capital Stock, par value $.10 -
  10,000,000 shares authorized:
  3,534,065 and 3,534,065 shares issued
  and outstanding as of June 30, 1998
  and December 31, 1997, respectively     353,407                353,407
Additional paid-in capital              1,357,204              1,357,204
Notes receivable from employees           (26,000)               (26,000)
Retained earnings                        (185,247)               391,846
                                      -----------            -----------
     Total Stockholders' Equity         1,499,364              2,076,457
                                      -----------            -----------

Total Liabilities and
  Stockholders' Equity                $ 2,414,005            $ 2,668,591
                                      ===========            ===========


                                See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Statement of Cash Flows

                                                 Six Months Ended
                                         June 30, 1998     June 30, 1997
                                        --------------    --------------
Cash Flows From Operating Activities:

Net loss                                $    (577,093)    $     126,516
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
     Depreciation and amortization             81,932            89,398
     (Increase) decrease in accounts
       receivable                              45,065           (49,352)
     Decrease in inventory                     90,930            96,509
     Decrease in other current assets           6,895             2,469
     Increase in accounts payable
       and accrued compensation                35,615            14,075
     Increase in accrued expenses               7,680             7,657
                                          ------------      ------------
  Net cash provided (used) by
    operating activities                     (308,976)          287,272
                                          ------------      ------------

Cash Flows From Investing Activities:

  Proceeds from sale of fixed assets               -             28,987
  Purchase of fixed assets                     (5,875)          (53,075)
                                          ------------        ----------
  Net cash provided by
    investing activities                       (5,875)          (24,088)
                                          ------------       -----------

Cash Flows From Financing Activities:

  Payments made on notes payable               (2,270)         (261,956)
  Payments made to employees for advances
    made to the Company                             -           (33,027)
  Proceeds from additional borrowings         281,482            15,698
  Proceeds from sale of common stock                -            39,000
                                          ------------        ----------
  Net cash provided (used) by
    financing activities                      279,212          (240,285)
                                          ------------        ----------
  Increase (Decrease) in Cash                 (35,639)           22,899

Cash, beginning of year                        64,452            31,640
                                         ------------        -----------
Cash, end of period                     $      28,813       $    54,639
                                        =============       ===========
Supplemental schedule of other cash flows:

  Cash paid during the period for:
    Interest expense                    $      8,886         $    15,424
                                        ============         ===========
    Income Expense                      $          -         $     1,300
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

NOTE 4 - NOTES PAYABLE

The Company has a note payable to the bank amounting to $9,564, bearing interest at 9.95% and secured by a vehicle. The note is payable in 60 monthly installment of $442.

At June 30, 1998, the Company has two fully extended revolving lines of credit with a bank in the amount of $275,000. The Company and bank are presently renewing the amounts and methods of repayment of the lines of credit.



PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATION


STATEMENT OF INCOME AND RETAINED EARNINGS

Second Quarter Comparisons:

The Company's revenues decreased $720,624 (70.98%) the second quarter of 1998 compared with the same period of 1997. The combined gold production of the mine and the mill decreased 2,128 troy ounces in this quarter's comparisons with 1997. Lack of discovery of any significant pockets of gold contributed to the decrease over the 1997 comparisons. The mill did not operate the majority of the second month and into the third month of the second quarter due to a broken shaft that had to be replaced. Milling resumed in July, 1998.

Gold production is measured in fine troy ounces. During the first six months of 1998, production from the mine totaled 1,773.19 troy ounces as follows:

                      MINE           MILL         TROMMEL*         TOTAL
                     ------         ------        -------          -----
     January         402.98         201.52           0.00         604.50
     February         60.54          46.79           0.00         107.33
     March            36.68         302.06           0.00         338.74
                     ------         ------         ------         ------
     Total:
     First Qtr       500.20         550.37           0.00       1,050.57
                     ======         ======         ======       ========

     April            97.59          31.81           0.00         129.40
     May             221.36           7.63           0.00         228.99
     June            334.73          29.50           0.00         364.23
                     ------         ------         ------         ------
     Total:
     Second Qtr.     653.68          68.94           0.00         722.62
                     ======         ======         ======         ======

The Company continues to identify mine production into three categories: Mine mill and trommel. During the first six months of 1997, production totaled 3,661.46 troy ounces as follows:

                      MINE           MILL         TROMMEL*         TOTAL
                     ------         ------        -------          -----
     January         46.44           93.12           0.00         139.56
     February        40.41	         205.73         149.13         395.27
     March          163.75	         133.93          48.60         346.28
                    ------          ------         ------         ------
     Total:
     First Qtr      250.60          432.78         197.73         881.11
                    ======          ======         ======         ======

     April          374.68          155.19          17.64         547.51
     May          1,105.01          100.09          36.41       1,241.51
     June         1,061,33            0.00           0.00       1,061.33
                  --------         -------        -------       --------
     Total:
     Second Qtr.  2,541.02          255.28          54.05       2,850.35
                  ========         =======        =======       ========

* Note: A trommel is a perforated cylinder used to screen ore. As production from the mine increased in May 1997, the trommel operation was suspended.

Total operating expenses for he three months ended June 30, 1998 compared with June 30, 1997 decreased $28,903 (04.54%). Significant areas of change are as follows:

The Company's compensation expenses increased $30,363 (08.65%) the second three months of 1998 compared with the same period in 1997. This reflects merit pay increases among the miners as well as increased insurance costs.

Contract labor decreased $2,679 (57.61%) compared with the same period in 1997.. The Company utilized more of its own work force during the three months ended June 30, 1998. Insurance expense increased $12,132 (106.42%) during the second quarter of 1998 versus the same period of 1997.

Telephone and utilities increased $6,127 (20.51%) for the three month period ending June 30, 1998, compared with the same period of 1997. Increased power was required in the de-watering and start-up operation of the Rainbow mine. The Company also put an additional electric compressor on line, which increased energy consumption.

Depreciation and amortization of fixed assets increased $14,282 while amortization of development costs decreased $28,650 in the second quarter of 1998 versus the second quarter of 1997 as costs associated with exploration and development have been reclassified for 1998 as amortization of development costs.

The Company continues to conserve working capital on discretionary expenses, thereby reflecting a decrease in Supplies of $31,255 (41.28%), Office expense of $4,350 (42.53%), Promotion expense of $11,860 (86.36%) and expenses classified as Other expenses in the amount of $11,017 (37.06%).


Six Month Comparisons:

Revenues decreased $803,420 (55.01%) for the six months ended June 30, 1998 compared with the same period of 1997. The Company recorded 3,661.46 fine troy ounces sold in 1997 and 1,773.19 fine troy ounces sold in 1998. The difference is 1,888.27 fine troy ounces. The average price per ounce received in 1997 was $398.86. The average price received 1998 was $370.51.

Wages increased $39,398 (05.13%) for the first six months of 1998 compared with the same period of 1997. Increases in the first and second quarters of 1998 have begun to be off-set by a reduction in the work force.

Depreciation and amortization of fixed assets increased $3,395 (05.74%) while amortization of development costs decreased $16,658 (46.53%) following the trends of the first quarter comparisons.

Contract labor decreased $8,161 (63.29%) for the period ending June 30, 1998, compared with the same period for 1997 as the Company utilized more of its own work force. The $11,806 (22.10%) decrease in legal and accounting expenses for the six months ended June 30, 1998, compared with the same period in 1997, is primarily attributed to the use of in-house employees rather than an outside accounting firm. Insurance expense increased $12,033 (49.59%) during the six month period ending June 30 of 1998 versus the same period of 1997.

Telephone and utilities increased $9,292 (15.78%) for the first six months of 1998 compared with 1997 which remains consistent with the comparisons for the second quarter.

The Company continues to conserve working capital on discretionary expenses, thereby reflecting a decrease in Supplies of $40,691 (29.22%), Office expense of $9,821 (53.12%), and Promotion expense of $12,273 (79.09%) for the six month period ending June 30, 1998, compared with the same period of 1997.

Other expenses increased or decreased only modestly and were not material.


BALANCE SHEET

Assets:

Fine troy ounces of gold in inventory decreased $90,930 (14.31%) from December 31, 1997, to June 30, 1998. Previously mined gold in quartz was processed and sold for cash. The spot price for gold increased from $288.40 on December 31, 1997, to $296.30 on June 30, 1998. Accounts receivable decreased $45,065 (46.41%) as year end purchasers of gold paid down their debts.


Liabilities:

Total current liabilities increased $322,507 (54.47%) from December 31, 1997, to June 30, 1998, as the Company chose to borrow money to satisfy its cash flow rather than liquidate inventory and slowed its payments to suppliers.


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

To alleviate the continuing drain on cash, the Company during the second quarter sold approximately $300,000 of one year notes due May 1, 1999, which bear interest of 10% per annum and are convertible into unregistered shares of its common stock at $1.75 per share. The terms of the transaction were negotiated with a significant shareholder, who is not a Director, in an arms length transaction. Following his commitment to purchase $100,000 of such notes, other purchases were made by some, but not all of the Directors. All purchasers are accredited investors. Terms were agreed to in a conference call during May 1998. The Directors ratified the $300,000 of outstanding notes and unaimously approved the following resolution:

BE IT RESOLVED, that the Company is authorized to sell up to $500,000 of notes due May 1, 1999, bearing interest at 10% per annum from date of issuance and convertible into unregistered shares of the Company's common stock at $1.75 per share. The notes may be sold only to accredited investors in a transaction exempt from registration.

As of August 12, 1998, no additional notes have been issued to accredited investors.


SUBSEQUENT EVENTS

The general environment for gold mining companies remains poor due to low spot prices and a lack of interest with speculators or traders. While the price of gold and the costs of mining influence the Company's financial success, locating concentrations or pockets of gold is the Company's most serious challenge.

Modest amounts of gold were found in July in an unexplored and untested area of the mine, referred to as the 1500 footwall drift. The area is noteworthy due to the size and mineral character of the vein and the hundreds of feet of virgin quartz above and below the discovery.

During 1997, a total of 225,400 shares of stock were traded on the Pacific Exchange. In July, 1998, shares traded totaled 158,200. On July 15, a sale of 69,200 shares triggered a drop in price from $1.81 per share to $1.00 per share. On July 28, 1998, the stock closed at $2.00. The Company is not aware of any internal circumstances contributing to the seller's desire to liquidate the position.


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

Dated:  August 12, 1998