Form 10QSB
period 1998-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1998-11-13
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                    FORM 10-QSB



                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended September 30, 1998          Commission File No. 001-10156



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

                        Yes:  X                      No:



As of September 21, 1998, 3,534,065 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                  Original Sixteen to One Mine, Inc.
              Statement of Operations and Retained Earnings
    For the Three Months and Nine Months Ended September 30, 1998 and 1997

                                Three Months Ended      Nine Months Ended
                                9/30/98    9/30/97      9/30/98    9/30/97
                                -------    -------      -------    -------
Revenues:
  Refined gold specimen &
    jewelry sales            $  376,640  $  591,652   $1,033,637  $2,052,069

Operating expenses:
  Salaries and wages            321,290     468,299    1,095,837   1,236,706
  Depreciation & amortization    33,234      64,222       96,024     123,617
  Amortization of
    development costs            10,763      21,100       29,905      56,900
  Contract labor                 18,497      12,193       23,228      25,086
  Telephone & utilities          29,246      26,709       97,434      85,606
  Taxes - property & payroll     13,589      33,176       38,026      58,934
  Insurance                       5,610       8,535       75,157      32,802
  Supplies                       51,295     120,558      149,842     259,796
  Drayage                        13,392      23,591       42,115      54,805
  Promotion                       2,389       3,144        5,631      18,660
  Office expenses                 5,219       5,008       13,800      23,496
  Legal and accounting            5,028       9,207       46,626      62,610
  Other expenses                 14,796      16,479       59,842      50,253
                            -----------  ----------   ----------  ----------
  Total operating expenses      524,348     812,221    1,773,467   2,089,271
                            -----------  ----------   ----------  ----------
    Income (loss)
      from operations          (147,708)   (220,569)    (739,830)    (37,202)

Other Income & (Expense):
  Other Income                    6,043       2,815        9,823      16,444
  Other Expenses                 (7,182)    (10,113)       6,241     (79,593)
                             ----------  ----------   ----------  ----------
     Total Other Income
       (Expense)                 (1,139)     (7,298)      16,064     (63,149)
                            -----------  ----------   ----------  ----------
(Loss) before taxes            (148,847)   (227,867)    (723,766)   (100,351)

Provision (benefit) for
  income taxes                      917           -        3,088      (1,000)
                            -----------  ----------   ----------  ----------
     Net income (loss)         (149,764)   (227,867)    (726,854) $ (101,351)
                            ===========  ==========               ==========
Retained earnings (12/31/97)                             391,846
                                                      ----------
Retained deficit  (09/30/98)                          $ (335,008)
                                                      ==========
(Loss) per share
     of common stock             ($0.04)     ($0.07)      ($0.21)     ($0.03)
                            -----------  ----------   ----------  ----------

                        See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                 September 30, 1998 and December 31, 1997

ASSETS
                                   September 30, 1998       December 31, 1997
                                   ------------------       -----------------
Current Assets

Cash                                  $     9,658            $    64,452
Accounts receivable                        32,723                 97,098
Inventory                                 469,409                632,676
Other current assets                       41,270                 22,581
                                      -----------            -----------
     Total current assets                 553,060                816,807
                                      -----------            -----------


Mining Property

Real estate and property rights
  net of depletion of $524,145            182,091                182,091
Mineral Property                          415,263                415,263
Development costs, net amortization
  of $109,468 and $81,965 in 1998 and
  1997, respectively                      789,517                817,020
                                      -----------            -----------
                                        1,386,871              1,414,374
                                      -----------            -----------


Fixed Assets at Cost

Equipment                                 861,857                859,864
Building and Mill                         170,722                164,546
Vehicles                                  188,541                188,541
                                      -----------            -----------
                                        1,221,120              1,212,951
Less accumulated depreciation            (895,625)              (799,601)
                                      -----------            -----------
     Net fixed assets                     325,495                413,350
                                      -----------            -----------
Other assets, net of accumulated
  amortization of $49,163 and
  $46,760 in 1998 and 1997, respectively   21,657                 24,060
                                      -----------            -----------

          Total Assets                $ 2,287,093            $ 2,668,591
                                      ===========            ===========


                               See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                  September 30, 1998 and December 31, 1997

LIABILITIES & STOCKHOLDERS' EQUITY
                                    September 30, 1998     December 31, 1997
                                    ------------------     -----------------
Current Liabilities

Accounts payable and
  accrued compensation                $   227,100            $   168,782
Related party advances                    302,600                 23,000
Notes payable due within one year         219,473                298,931
Accrued expenses                           11,261                      -
Deferred income taxes                      94,000                 94,000
                                      -----------            -----------
     Total Current Liabilities            854,434                584,713
                                      -----------            -----------

Noted payable due after one year           83,046                  7,421
                                      -----------            -----------

     Total Liabilities                    937,480                592,134


Stockholders' Equity

Capital Stock, par value $.10 -
  10,000,000 shares authorized:
  3,534,065 and 3,534,065 shares issued
  and outstanding as of September 30, 1998
  and December 31, 1997, respectively     353,407                353,407
Additional paid-in capital              1,357,204              1,357,204
Notes receivable from employees           (26,000)               (26,000)
Retained earnings (deficit)              (335,008)               391,846
                                      -----------            -----------
     Total Stockholders' Equity         1,349,603              2,076,457
                                      -----------            -----------

Total Liabilities and
  Stockholders' Equity                $ 2,287,083            $ 2,668,591
                                      ===========            ===========


                                See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Statement of Cash Flows

                                         Nine Months Ended September 30,
                                             1998               1997
                                        --------------     --------------
Cash Flows From Operating Activities:

Net loss                                $    (726,854)    $    (101,351)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
     Depreciation and amortization            125,930           174,719
     (Increase) decrease in accounts
       receivable                              64,375           (25,602)
     Decrease in inventory                    163,267           234,123
     Decrease in other current assets         (18,689)           (2,250)
     Increase in accounts payable
       and accrued compensation                58,318            (7,800)
     Increase in accrued expenses              11,261            10,292
                                          ------------      ------------
  Net cash provided (used) by
    operating activities                     (322,392)          282,131
                                          ------------      ------------

Cash Flows From Investing Activities:

  Proceeds from sale of fixed assets                -                 -
  Purchase of fixed assets                     (8,169)          (48,395)
                                          ------------        ----------
  Net cash provided by
    investing activities                       (8,169)          (48,395)
                                          ------------       -----------

Cash Flows From Financing Activities:

  Payments made on notes payable               (3,833)         (238,493)
  Payments made to employees for advances
    made to the Company                             -           (54,000)
  Proceeds from additional borrowings         279,600            17,170
  Proceeds from sale of common stock                -            39,000
                                          ------------        ----------
  Net cash provided (used) by
    financing activities                      275,767          (236,323)
                                          ------------        ----------
  Decrease in Cash                            (54,794)           (2,587)

Cash, beginning of year                        64,452            31,640
                                         ------------        -----------
Cash, end of period                     $       9,658       $    29,053
                                        =============       ===========
Supplemental schedule of other cash flows:

  Cash paid during the period for:
    Interest expense                    $     24,100         $    18,954
                                        ============         ===========
    Income Expense                      $      3,088         $    22,007
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


REVENUE

Revenue primarily consists of gold and silver mined during the reporting period without regard to what was sold or held in inventory. They are recorded at the spot price per ounce on the statement date. Revenue does not include unprocessed high-grade ore mined during the reporting period. (Jewelry and gold specimen sales may create a premium over the quoted market price of gold. Such premiums are recognized at the date of sale.)


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


DEVELOPMENT

In February 1994, the Company began development of the 2483 winze into unexplored ground. Costs associated with the development have been capitalized. Development was complete at December 1996. Based upon previous mine experience, management estimates that gold production from the new winze may approximate 50,000 ounces. Accordingly, capitalized development costs are being amortized using the units of production method.


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


NOTE 4 - NOTES PAYABLE

At September 30, 1998, the Company has a fully extended revolving line of credit with a bank in the amount of $200,000. The credit line bears interest at 10.5% and is due in full in January, 1999.

Long term debt consists of the following:

     Note payable to bank bearing interest at 9.95% due
     in 60 monthly installments of $442.  The note is
     secured by a vehicle.                                     $  8,681

     Note payable to bank with a variable interest rate
     currently at 11.5%.  The note is due in 60 monthly
     installments of $2,089 through August, 2003.                93,838
                                                               --------
                                                                102,519
     Less Current Maturities                                     19,473
                                                               --------
                                                               $ 83,046
                                                               ========

Maturities of long term debt are as follows:

            Period Ended September 30,                  Amount
            --------------------------                 --------
                      1999                             $ 19,416
                      2000                               21,227
                      2001                               18,933
                      2002                               21,229
                      2003                               21,714
                                                       --------
                                                       $102,519
                                                       ========

PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATION


STATEMENT OF INCOME AND RETAINED EARNINGS

Third Quarter Comparisons:

The Company's revenues decreased $215,012 (36.34%) the third quarter of 1998 compared with the same period of 1997. The combined gold production of the mine and the mill decreased 324.77 troy ounces in this quarter's comparisons with 1997. Lack of discovery of any significant pockets of gold in the months of July and September contributed to the decrease over the 1997 comparisons. The mill ran on a very limited basis in August and was not in production during September of the third quarter.

Gold production is measured in fine troy ounces. During the first nine months of 1998, production from the mine totaled 2,810.35 troy ounces as follows:

                           MINE           MILL            TOTAL
                          ------         ------           -----
          January         402.98         201.52           604.50
          February         60.54          46.79           107.33
          March            36.68         302.06           338.74
                          ------         ------           ------
          Total:
          First Qtr       500.20         550.37         1,050.57
                          ======         ======         ========

          April            97.59          31.81           129.40
          May             221.36           7.63           228.99
          June            334.73          29.50           364.23
                          ------         ------           ------
          Total:
          Second Qtr.     653.68          68.94           722.62
                          ======         ======           ======

          July            186.06         113.51           299.57
          August          658.41          41.46           699.87
          September        37.72           0.00            37.72
                         -------        -------         --------
          Total:
          Third Qtr       882.19         154.97         1,037.16
                         =======        =======         ========

The Company continues to identify mine production into three categories: Mine mill and trommel. During the first nine months of 1997, production totaled 4,998.49 troy ounces as follows:

                      MINE           MILL         TROMMEL*         TOTAL
                     ------         ------        -------          -----
     January         46.44           93.12           0.00         139.56
     February        40.41	         205.73         149.13         395.27
     March          163.75          133.93          48.60         346.28
                    ------          ------         ------         ------
     Total:
     First Qtr.     250.60          432.78         197.73         881.11
                    ======          ======         ======         ======

     April          374.68          155.19          17.64         547.51
     May          1,105.01          100.09          36.41       1,241.51
     June         1,061,33            0.00           0.00       1,061.33
                  --------         -------        -------       --------
     Total:
     Second Qtr.  2,541.02          255.28          54.05       2,850.35
                  ========         =======        =======       ========

     July         1,036.24            0.00           0.00       1,036.24
     August          10.70            0.00           0.00          10.70
     September      160.02          130.07           0.00         290.09
                  --------         -------         ------       --------
     Total:
     Third Qtr.   1,206.96          130.07           0.00       1,337.03
                  ========         =======         ======       ========

* Note: A trommel is a perforated cylinder used to screen ore. As production from the mine increased in May 1997, the trommel operation was suspended.

Total operating expenses for the three months ended September 30, 1998 compared with September 30, 1997 decreased $287,873 (35.45%). Significant areas of change are as follows:

The decrease in the Company's compensation expenses represents over half of the total decrease in operating expense, decreasing $147,009 (31.40%) the third three months of 1998 compared with the same period in 1997. This change occurred as the labor force went from a high during the third quarter of 1997 of 54 employees to 37 full time employees on September 30, 1998. Accordingly, taxes (property and other), inclusive of payroll taxes also showed a decrease of $19,487 (58.74%) for this same period.

The Company continues to conserve working capital on discretionary expenses, thereby reflecting a decrease in Supplies of $69,263 (57.46%), Drayage expense of $10,299 (43.48%),and Legal and Accounting expense of $4,179 (45.39%).


Nine Month Comparisons:

Revenues decreased $1,018,432 (49.63%) for the nine months ended September 30, 1998 compared with the same period of 1997. The Company recorded 5,068.46 fine troy ounces sold in 1997 and 2,810.35 fine troy ounces sold in 1998. The difference is 2,258.11 fine troy ounces. The average price per ounce received in 1997 was $398.86. The average price received for the nine months ending September 30, 1998, was $385.37 per ounce.

Total expenses decreased $315,804 (15.12%) for the first nine months of 1998 compared with the same nine month period of 1997. Compensation decreased $140,869 (11.39%) for the first nine months of 1998 compared with the same period of 1997 reflecting a the reduction in work force from 54 full time employees to 37 full time employees on September 30, 1998. This reduction simultaneously has an impact on wage related expenses of payroll taxes and worker's compensation costs.

The $15,984 (25.53%) decrease in legal and accounting expenses for the nine months ended September 30, 1998, compared with the same period in 1997, is primarily attributed to the use of in-house employees rather than an outside accounting firm.

The Company continues to conserve working capital on discretionary expenses, thereby reflecting a decrease in Supplies of $109,954 (42.33%) and Drayage or $12,690 (23.16%).

Other expenses increased or decreased only modestly and were not material.


BALANCE SHEET

Inventory decreased $163,267 (25.81%) from December 31, 1997, to September 30, 1998. Gold specimens and gold and quartz slab were sold to provide for operating capital. Accounts receivable decreased $64,375 (66.30%) as debt due the Company is paid.

Total current liabilities increased $345,326 (58.32%) from December 31, 1997, to September 30, 1998. Related party advances increased $279,600 during the first nine months of 1998 over the same period in 1997. To alleviate the continuing drain on cash, the Company during the second quarter sold approximately $300,000 of one year notes due May 1, 1999, which bear interest of 10% per annum and are convertible into unregistered shares of its common stock at $1.75 per share. The terms of the transaction were negotiated with a significant shareholder, who is not a Director, in an arms length transaction. Following his commitment to purchase $100,000 of such notes, other purchases were made by some, but not all of the Directors. All purchasers are accredited investors. Terms were agreed to in a conference call during May 1998. The Directors ratified the approximate $300,000 of outstanding notes and unanimously approved the following resolution:

BE IT RESOLVED, that the Company is authorized to sell up to $500,000 of notes due May 1, 1999, bearing interest at 10% per annum from date of issuance and convertible into unregistered shares of the Company's common stock at $1.75 per share. The notes may be sold only to accredited investors in a transaction exempt from registration.

As of September 30, 1998, no additional notes have been issued to accredited investors.


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


YEAR 2000 IMPACT

The Year 2000 (Y2K) problem arises as a result of the way most computer and process control systems handle dates. Most systems only store the last two digits of the year. This equipment will not be able to differentiate between years at the turn of the century and, if the problem is left uncorrected, may result in malfunctions of the equipment.

The use of computers is limited to Windows operating systems on personal computers linked to an internal network throughout the Company. Software consists of standardized packages from major developers. The greatest internal impact is anticipated with the Company's accounting software. The Y2K issue also relates to other office equipment, such as telephones, voice mail and the security system. The Company is in the process of contacting all affected vendors and manufacturers to determine where any updates of replacements will be required. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement and software programs would total approximately $10,000. Companies providing banking, insurance and other administrative services to the Company are being contacted for Year 2000 compliance.



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

Dated:  November 13, 1998