Form 10QSB/A
period 1998-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1998-11-17
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                    FORM 10-QSB/A



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

                        Yes:  X                      No:



As of September 30, 1998, 3,534,065 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                 September 30, 1998 and December 31, 1997

ASSETS
                                   September 30, 1998       December 31, 1997
                                   ------------------       -----------------
Current Assets

Cash                                  $     9,658            $    64,452
Accounts receivable                        32,723                 97,098
Inventory                                 469,409                632,676
Other current assets                       41,270                 22,581
                                      -----------            -----------
     Total current assets                 553,060                816,807
                                      -----------            -----------


Mining Property

Real estate and property rights
  net of depletion of $524,145            182,091                182,091
Mineral Property                          415,263                415,263
Development costs, net amortization
  of $109,468 and $81,965 in 1998 and
  1997, respectively                      789,517                817,020
                                      -----------            -----------
                                        1,386,871              1,414,374
                                      -----------            -----------


Fixed Assets at Cost

Equipment                                 861,857                859,864
Building and Mill                         170,722                164,546
Vehicles                                  188,541                188,541
                                      -----------            -----------
                                        1,221,120              1,212,951
Less accumulated depreciation            (895,625)              (799,601)
                                      -----------            -----------
     Net fixed assets                     325,495                413,350
                                      -----------            -----------
Other assets, net of accumulated
  amortization of $49,163 and
  $46,760 in 1998 and 1997, respectively   21,657                 24,060
                                      -----------            -----------

          Total Assets                $ 2,287,083            $ 2,668,591
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

Gold production is measured in fine troy ounces. During the first nine months of 1998, production from the mine totaled 2,810.35 troy ounces as follows:

                           MINE           MILL            TOTAL
                          ------         ------           -----
          January         402.98         201.52           604.50
          February         60.54          46.79           107.33
          March            36.68         302.06           338.74
                          ------         ------           ------
          Total:
          First Qtr.      500.20         550.37         1,050.57
                          ======         ======         ========

          April            97.59          31.81           129.40
          May             221.36           7.63           228.99
          June            334.73          29.50           364.23
                          ------         ------           ------
          Total:
          Second Qtr.     653.68          68.94           722.62
                          ======         ======           ======

          July            186.06         113.51           299.57
          August          658.41          41.46           699.87
          September        37.72           0.00            37.72
                         -------        -------         --------
          Total:
          Third Qtr.      882.19         154.97         1,037.16
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

Dated:  November 17, 1998