Form 10KSB
period 1998-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1999-04-01
CIK 74925

FORM 10-KSB
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the fiscal year ended:  DECEMBER 31, 1998

                  Commission file number:  001-10156

                  Original Sixteen to One Mine, Inc.
         (Exact name of registrant as specified in its charter)

              California                          94-0735390
    (State of other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

       Post Office Box 1621, Alleghany, CA            95910
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (530)287-3223

Securities registered pursuant to Section 12 (b) of the Act:

                                            Name of each exchange
    Title of each class                      on which registered

     Common stock, par                         Pacific Exchange
  Value $.10 per share

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

The aggregate market value of voting stock held by non-affiliates of the registrant: $1,906,565 on December 31, 1998.

PART I


ITEM 1:  BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) mines gold on properties it owns or on which it has claims, in and around the town of Alleghany in the California Gold Country, about 65 miles northeast of the intersection of I-80 and California State Route 49.

The Company's primary operation is the Sixteen to One mine from which more than 1,103,500 troy ounces of gold have been retrieved since the mine commenced operation in 1896. The company began doing business in its present form in 1911 and has operated continuously ever since. Unlike the common image of California '49ers panning for gold, the Company's operation is a hard rock underground mine in which the Company sinks diagonal shafts ("winzes") from which the miners create horizontal levels at various elevation. The Company's activities are presently focused on the 800 foot level, 1500 foot level, 1700 foot level and 2400 foot level. When the miners are tunneling, they average about 6 linear feet of progress per day. Periodically, the miners drift outward on quartz veins. Many areas within the quartz veins do not contain gold; however, on the Company's property, the gold appears primarily in quartz veins. Because the gold appears intermittently, the Company makes no claim of reserves.

The Company's operations are characterized by significant amounts of preparation, tunneling, mine maintenance and upgrading, all of which are necessary to permit the location and extraction of the gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during those periods, little gold is mined. At other times, the Company's miners are primarily searching for gold. Accordingly, the Company's business is subject to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or towards mining and the other as a function of the productivity of current mining operation. In 1998 and 1997, the Company devoted substantial resources toward mining for gold.
In 1996, the Company channeled substantial resources to the maintenance of the mine and development of infrastructure; in 1995 and 1994, the Company had also devoted substantial resources to sinking a new winze and developing new levels to permit the exploration of additional areas of the mine. Mining is classically a "boom or bust" activity, and the Company's operations fit that description.

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

The Company expects to be the first mine in which advanced metal detection, a new technology, is commercially deployed during 1999. If the new system works as the tests conducted in the Company's mine during 1998 and 1997 suggest, the Company's operating results would be favorably affected. However, there can be no assurances that the new technology will work as expected.

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

The Company has no extraordinary working capital requirements, and the Company is not dependent on any particular customer or few customers, as commodity gold has multiple markets and gold jewelry is sold to a rather diversified customer base. The Company has no backlog of orders, but rather sells gold from its inventory. The Company does not believe that it operates in a materially competitive context; the Company's operating results generally reflect the efficiency and timeliness with which it locates gold.

The raw materials and equipment used for mining are commonly available, and the Company has generally been able to satisfy its labor requirements. The Company believes that within the Sixteen to One mine there is a substantial number of attractive exploration opportunities.

In 1994, following a long standing practice of acquiring former productive mines, the Company purchased the Brown Bear mine in Trinity County, California. The mine site is 540 timbered and patented acres and has yielded 500,000 troy ounces of gold to its past owners. The mine is underground yet no excavation exists below the adit level. During the 1980's the property was extensively core drilled by Santa Fe Mineral. The Company believes that within the Brown Bear mine a substantial number of attractive exploration opportunities exist. When funding is available for exploration and development, the Company will pursue the potential within this property.

There is no particular seasonality to the marketing of gold (other than the Company's gold jewelry sales for which some modest bias toward the fourth quarter is noted), and the Company's business is not otherwise seasonal except for the generally modest effect of winter storms on the ability of the Company's miners to come to work.

Management believes that the Company is in substantial compliance with all applicable federal, state and local laws and regulations relating to the discharge of materials into the environment. The Company does not presently anticipate any material estimated capital expenditures for environmental control facilities, either for the remainder of its current fiscal year or for the succeeding fiscal year.

The Company is a California corporation formed October 11, 1911. At December 31, 1998, it had 35 full time employees. The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. The Company's phone number is (530)287-3223. The internet address is www.origsix.com.


Risk Factors

(a) Price of Gold

The price of gold has been flat (with a few periodic exceptions) over the past year, probably reflecting diminished inflationary expectations and activities of the international banking institutions. Any significant drop in the price of gold may have a material adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by substantially increased production or jewelry sales.

(b) Lack of Proven Reserves

As noted above, the Company is unable to predict if, where or when gold will be found and mined. While (i) the Company has recovered over 37,500 troy ounces of gold since January 1992 and (ii) management believes that substantial additional unrecovered gold exists in the Sixteen to One mine, the Company has no ability to measure or prove its reserves and thus may be unable to obtain additional debt or equity financing when needed.

(c)  Governmental Regulation

All mining operations are subject to substantial governmental regulation at every level related both to mining safety and to environmental protection. Compliance with these regulations may cause significant delays in the operation of the Company as well as substantial capital and operating expenses. While the Company believes it is currently operating in compliance with all know safety and environmental standards and regulations, there can be no assurance that it is in such compliance or that future changes in the laws, regulations or interpretations thereof will not have a material adverse effect on the results of the Company's operations.

(d)  Labor Pool

The Company believes it has been fortunate in attracting and retaining talented and dedicated miners. While there can be no assurance that the Company will continue to have available the services of an appropriate underground mining force, mine closures and recent labor reductions of miners in the Western United States have increased current applications for employment.

(e)  Liquidity

The Company's gold inventory at December 31, 1998 was $414,246 (carried at the spot price for gold). Much of that inventory is in the form of specimens or gold held for jewelry. The Company may experience periodic shortfalls in liquidity which are not likely to be bridged by institutional debt financing. Management will address these issues from time to time as they arise, which may involve the sale at commodity prices of gold held for specimen or jewelry sale. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory.

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

The use of computers is limited to Windows operating systems on personal computers linked to an internal network throughout the Company. Software consists of standardized packages from major developers. The greatest internal impact is anticipated with the Company's accounting software.
The Y2K issue also relates to other office equipment, such as telephone, voice mail and the security system. The Company is in the process of contacting all affected vendors and manufacturers to determine where any updates of replacements will be required. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement and software programs would total approximately $10,000. Companies providing banking, insurance and other administrative services to the Company are being contacted for Year 2000 compliance.

(h) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

From time to time the Original Sixteen to One Mine, Inc. (the Company), will make written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

+ Fluctuations in the market prices of gold.
+ General domestic and international economic and political conditions.
+ Unexpected geological conditions or rock stability conditions resulting in cave-ins, flooding, rock-bursts or rock slides.
+ Difficulties associated with managing complex operations in remote areas.
+ Unanticipated milling and other processing problems.
+ The speculative nature of mineral exploration.
+ Environmental risks.
+ Changes in laws and government regulations, including those relating to taxes and the environment.
+ The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations.
+ Fluctuations in interest rates and other adverse financial market conditions.
+ Other unanticipated difficulties in obtaining necessary financing.
+ The failure of equipment or processes to operate in accordance with specifications or expectations.
+ Labor relations.
+ Accidents.
+ Unusual weather or operating conditions.
+ Force majeure events.
+ Other risk factors described from time to time in the Original Sixteen to One Mine, Inc., filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control or predict. Investors are cautioned not to place undue reliance on forward looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise.

A more detailed discussion of the foregoing factors is included in this report.


ITEM 2:  PROPERTIES

Properties

The Company's Sixteen to One mine was acquired in 1911, and additional properties were acquired prior to 1925; all of these properties have been carried on the Company's books at their original purchase price and have been fully amortized through depletion. The Company has acquired additional mining properties for $405,517, but no depletion has been applied to those properties.

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

The Company's Alleghany properties consist of 24 patented claims (412 acres. An additional 53 claims are subject to subsurface access but with paramount title held by the Bureau of Land Management of the Department of the Interior). In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (550 acres) and 22 unpatented claims (440 acres). The following table sets forth further information with respect to the Company's mining claims.

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


PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED
         STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the Pacific Exchange under the symbol OAU.

                          1998             1997              1996
Price range          High    Low      High      Low       High    Low
1st quarter         2-3/1   1-5/8     3-7/8    3-1/4     4-5/8   3-3/4
2nd quarter         2-1/8   1-9/16    4-1/4    2-7/8     4-3/4   4-5/16
3rd quarter         2-1/16    7/8     4        2-7/8     4-9/16  4-1/8
4th quarter         1-1/4     7/8     3        1-7/8     4       3-3/4


Shareholders

As of December 31, 1998, there were 1,051 holders of common stock.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Balance Sheet Comparisons of 1998 with 1997

The Company's current assets decrease of $312,633 (38.28%) was attributed to gold being sold from inventory due to the lack of a significant discover of gold, to maintain day to day operations. Mining property decreased $17,876 as development costs associated with exploration and development are being amortized over the production from the newly developed headings. Total assets decreased $441,373 (16.54%).

The Company's current liabilities increased $213,120 (36.45%). The primary increase is due to related party advances to the Company (see subsequent events).


Statement of Operations

(a)  Comparison of 1998 with 1997

The Company's revenues decreased $710,448 (32.63%) from $2,177,150 in 1997 to $1,466,702 in 1998. The primary reason for the decrease was a decline in gold production from 5,869.92 troy ounces in 1997 to 3,737.39 troy ounces in 1998. Gross profit from jewelry, slab and specimen sales increased $17,891 (4.96%) from $360,910 in 1997 to $378,801 in 1998. The
Company's total operating expense decreased $511,801 (18.58%) from $2,754,860 in 1997 to $2,243,059 in 1998. The Company's compensation and related expenses decreased $153,843 (11.08%) from the $1,389,567 incurred in 1997. The workforce was reduced from 45 at year end 1997 to 35 at year end 1998. The reduction in workforce coupled with a reduction in the modification factor for worker's compensation insurance attributed in part to a 20.58% reduction in insurance expense from $215,725 to $171,319 in 1998. Contract Labor decreased $15,200 (35.54%) as the Company utilized more of its own work force. The $10,353 (14.31%) decrease in legal, accounting and other related expenses is primarily due to the expanded use of in-house employees rather than outside firms or individuals.

Depreciation and amortization of development costs decreased $90,627 (39.83%) from December 31, 1997, to $ 136,907 for the year ended 1998.
The decrease in depreciation and amortization cost is primarily attributed to lower gold production. Based upon previous mine experience, management established that gold production from the new winze will approximate 50,000 troy ounces of gold. Accordingly, capitalized development costs are being amortized using the units of production method.

The Company continues to conserve working capital on discretionary expenses, thereby reflecting a decrease in supplies of $139,473 (46.13%), drayage of $12,383 (17.17%) and promotion of $14,647 (67.71%). Other expenses increased or decreased only modestly and were not material.

As a result, the Company's operating losses increased from $319,817 ($.09 per share) in 1997 to $666,909 ($.19 per share) in 1998.


(b)  Comparison of 1997 with 1996

The Company's revenues increased $734,691 (50.93%) from $1,442,459 in 1996 to $2,117,150 in 1997. Primary reasons for the increase were: (1) gold production increased from 3,956.24 troy ounces in 1996 to 4,869.92 troy ounces in 1997 (48.33%) and (2) increase in higher margin jewelry, specimen, cabochon and slab sales. Accordingly, as sales increased, the cost of goods sold for 1997 increased; however, the ratio of sales to cost of goods sold for 1997 decreased 7% compared with 1996, primarily because the closing spot price of gold decreased from $370 per troy ounce at the end of 1996 to nearly $288 per troy ounce at the end of 1997. The Company's compensation and related expenses increased by $346,706 from the $1,042,861 incurred in 1996. Factors affecting this increase were the Company's continued expansion of its workforce with the increased number carried through the entire year. Merit pay increases were implemented among the miners.

Contract labor decreased $18,845 (30.59%) as the Company utilized more of its own work force. The $37,241 (33.98%) decrease in legal, accounting and other related expenses are primarily attributed to reduced legal issues and the expanded use of in-house employees, rather than outside firms or individuals.

Depreciation and amortization of development costs increased 121.67% to $227,534 from $102,645 for year end 1996. The increase in depreciation and amortization cost is primarily attributed to amortization of development costs. The Company completed development of a new winze into unexplored ground in 1996. Based upon precious mine experience, management estimated that gold production from the new winze will approximate 50,000 troy ounces. Accordingly, capitalized development costs are being amortized using the units of production method in 1997.

Insurance increased from $189,783 in 1996 to $215,725 in 1997 as medical insurance costs rose and the cost of worker's compensation insurance increased. Other expenses increased or decreased only modestly and were not material.

As a result, the Company's operating results improved from a loss of $654,468 ($0.19 per share) in 1996 to a loss of $319,817 ($0.09 per share)
in 1997.


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


Subsequent Events

On February 17, 1999, the Company issued a press release announcing a restructuring of its plan of operations and workforce. The move was designed to conserve capital and encourage mining focused on immediate gold production. As of March 29, 1999, ten miners continue to mine the Sixteen to One vein.

The Company has stockpiled sixty tons of gold bearing concentrates from its mill. Approximately forty tons were sampled and assayed by an independent assayer. Results indicate that approximately 500 troy ounces of gold are contained in the concentrates. Management's estimates a minimum net recovery from these concentrates at $75,000, which will be included in 1999 operations.

On March 12, 1999, the Board of Directors met in Alleghany. All Directors who loaned the Company money in 1998 agreed to renew the loan or to consider converting the principle and accrued interest to common stock improving the Company's financial position in liquidity. Other accredited shareholders agreed with the position of the Board.



ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are attached at the end of this document.



ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                None.



PART III


ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 26, 1998. All of the officers of the Company serve at the pleasure of the board of directors.

Name                Age  Position  Officer Since  Director Since

Charles I. Brown     67  Secretary/Treasurer
                          & Director    1990             1986

Leland O. Erdahl     70  Director       ----             1992

Sandor Holly         66  Director       ----             1997

Michael M. Miller    56  President
                          & Director    1983             1977

Richard C. Sorlien   76  Director                        1986


Charles I. Brown-Secretary/Treasurer and Director

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


Leland O. Erdahl-Director

Mr. Erdahl was Vice President and Chief Financial Officer for AMAX Gold, Inc. and a Director of Canyon Resources Corporation, Uranium Resources, Inc. and Hecla Mining Company. He is also a trustee for a group of John Hancock Mutual Funds. Mr. Erdahl has been an active participant in the mining industry most of his life. From 1970 until 1984, he held executive offices including President and Chief Executive Officer with Ranchers Exploration and Development Corporation, a diversified mining company. From 1987 to 1992, Mr. Erdahl was President and Chief Executive Officer of Stolar, Inc., a company active in using underground radio communications and geologic imaging to assist mine operators. Mr. Erdahl is a graduate of the College of Santa Fe with a degree in Business Administrations, and is a certified public accountant. He was born in Doland, South Dakota.


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


Michael M. Miller-Director, President and CEO

As President and Chief Executive Officer , Mr. Miller is responsible for the day-to-day operations of the Company. In 1975, Mr. Miller became the sole proprietor of the Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). Since 1991 he has served as a member of the Sierra County Planning Commission (Chairman in 1992 and 1993). Mr. Miller is licensed as a California Class A general engineering contractor. He is a member of the American Institute of
Mining Engineers.   In 1965, Mr. Miller received a B.A. from the
University of California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.


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



ITEM 10:  EXECUTIVE COMPENSATION

Remuneration of Directors and Executive Officers

Total compensation for each Director, excluding the President, consists of $750 per meeting attended and a $2,000 retainer effective January 1, 1994, and remains unchanged.

The Company has not paid or distributed and does not pay or distribute cash or non-cash compensation to officers, directors or employees under any retirement or pension plans, and has no intent to do so in the future.

In April, 1996, the Board of Directors adopted, subject to shareholders approval, the Company's Stock Incentive Plan for employees and directors. Shareholders approved the plan on June 22, 1996.


Management Remuneration for the Period Ended December 31, 1998.

   Name/
Principal       Annual
Position         Year   Salary    Bonus  Compensation  Securities

Michael Miller/  1998  $105,000   -----      -----        -----
President & CEO  1997  $105,000   -----      -----        -----
                 1996  $105,000  $20,000     -----        -----

The following table summarizes incentive options granted to the president:

     Issued June 30, 1998         50,000 shares       $2.13 per share
     Issued June 30, 1997         50,000 shares       $4.73 per share

These options vest ratably over a five year period beginning one year from the date of grant.

There were no salary increases or cash bonuses granted to the president during 1998 or 1997.


Non-qualified Stock Options granted to board members are summarized in the following table:

                               SHARES      EXERCISE PRICE     FULLY VESTED
                               ------      --------------     ------------
Issued June 30, 1998           20,000           $1.875       June 30, 2002
Issued June 30, 1997           20,000           $4.00        June 30, 2001
Issued June 30, 1996           15,000           $4.56        June 30, 2000

These options vest ratably over a four year period beginning one year from the date of grant.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class

Common     M. Blair Hull                496,750             14%
           Hull Trading Co.
           401 So. LaSalle, Suite. 505
           Chicago, IL  60605

Common     Kathy N. Hull                496,750             14%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller            279,063              8%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Charles I. Brown             173,900              5%
           Officer and Director
           Family Partnership, LTD
           2691 Pinehurst Drive
           Evergreen, CO  80439

Common     Richard Sorlien               87,250            2.5%
           Director
           3000 Two Logan Square
           18th & Arch Street
           Philadelphia, PA  19103

Common     Leland Erdahl                 30,000            .85%
           Director
           8046 MacKenzie Court
           Las Vegas, NV  89129

Common     Sandor Holly                   8,100            .23%
           Director
           23801 Ladrillo Street
           Woodland Hills, CA  91367

Common     All Officers & Directors     578,313          16.32%
                (as a group)


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                            None.



PART IV


ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1 and 2.  Financial Statements

The financial statements and schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part this report.


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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By:  /s/Charles I. Brown
     Charles I. Brown
     Secretary/Treasurer and Director
     March 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Michael M. Miller
Michael M. Miller
President and Director
March 31, 1999

/s/Richard C. Sorlien
Richard C. Sorlien
Director
March 31, 1999

/s/Leland O. Erdahl
Leland O. Erdahl
Director
March 31, 1999

/s/Sandor Holly
Sandor Holly
Director
March 31,1999

THE ORIGINAL SIXTEEN TO ONE MINE, INC.

                   INDEX TO FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULES
                       (ITEM 14 (a) 1 and 2)


                                                 Page

Independent Auditor's Report                      F-1

Balance Sheet at December 31, 1998 and 1997       F-2

Statement of Operations for each of the three
    years in the period ended December 31, 1997   F-4

Statement of Stockholders' Equity for each of
    the three years in the period ended
           December 31, 1998                      F-5

Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998     F-6

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

                        INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Original Sixteen to One Mine, Inc.

     We have audited the accompanying balance sheet of Original Sixteen to One Mine, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Sixteen to One Mine, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred recurring losses from operations and has negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 Perry-Smith & Co., LLP
                                 Certified Public Accountants

Sacramento, California
March 5, 1999

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET

                   December 31, 1998 and 1997

                                       1998              1997

     ASSETS

Current Assets:
Cash                             $   25,338         $   64,452
Accounts receivable - trade          24,931             60,872
Accounts receivable - employees      24,982             36,226
Inventory                           414,246            632,676
Other current assets                 14,677             22,581
                                  ---------         ----------
  Total Current Assets              504,174            816,807
                                  ---------         ----------

Mining property (Note 2):
Real estate and property rights,
 net of depletion of $524,145       182,091            182,091
Mineral property                    415,263            415,263
Development costs, net              799,144            817,020
                                  ---------         ----------
                                  1,396,498          1,414,374
                                  ---------          ---------

Fixed assets at cost:
Equipment                           861,857            859,864
Buildings                           170,721            164,546
Vehicles                            188,540            188,541
                                 ----------         ----------
                                  1,221,118          1,212,951
                                 ----------         ----------
Less accumulated depreciation      (916,229)          (799,601)
                                  ---------         ----------
  Net fixed assets                  304,889            413,350
                                    ---------         ----------
Other assets, net of accumulated
 amortization of $49,163 and
 $46,760 in 1998 and 1997,
 respectively                         21,657             24,060
                                   ---------          ---------
  TOTAL ASSETS                    $2,227,218         $2,668,591
                                 ==========         ==========






                                 (Continued)
                                     F-2

              ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET
                          (Continued)

                   December 31, 1998 and 1997



LIABILITIES & STOCKHOLDERS' EQUITY

                                      1998               1997

Current Liabilities:

Accounts payable & accrued
 compensation                   $  201,206         $  168,782
Notes payable to related
 parties (Note 3)                  302,600             23,000
Notes Payable due within one
 year (Note 4)                     294,027            298,931
Deferred Income Tax (Note 6)                           94,000
                                 ---------         ----------
  Total Current Liabilities        797,833            584,713
                                 ---------         ----------
Notes Payable due after one
 year (Note 4)                       2,501              7,421
                                 ---------         ----------
Total Liabilities                  800,334            592,134
                                 ---------         ----------


Stockholders' Equity (Note 5):

Common Stock, par value $.10;
 10,000,000 shares authorized
 in 1998 and 1997; 3,544,065
 and 3,534,065 shares issued
 and outstanding in 1998 and
 1997, respectively               354,407            353,407
Additional paid-in capital      1,373,540          1,357,204
Notes receivable from employees   (26,000)           (26,000)
(Accumulated deficit)
 retained earnings               (275,063)           391,846
                                ---------         ----------
  Total Stockholders' Equity    1,426,884          2,076,457
                               ----------         ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY          $2,227,218         $2,668,591
                               ==========         ==========


             The accompanying notes are an integral
               part of these financial statements.
                                    F-3

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                       STATEMENT OF OPERATIONS

           For Years Ended December 31, 1998, 1997 and 1996



                                  1998        1997       1996
Revenues:

Gold and Jewelry Sales       $1,466,702  $2,177,150  $1,442,459
                             ----------  ----------  ----------

Operating Expenses:

Salaries and Wages            1,235,724  1,389,567   1,042,861
Depreciation & Amortization     136,907    227,534     102,645
Contract Labor                   27,568     42,768      61,613
Telephone & Utilities           129,745    117,374     114,385
Taxes: Property & Payroll       159,860    160,778     164,933
Insurance                       171,319    215,725     189,783
Supplies                        162,901    302,374     342,027
Small Equipment & Repairs        48,680     52,338      68,537
Drayage                          59,757     72,140      63,390
Promotion                         6,985     21,632      49,867
Legal & Accounting               62,006     72,359     109,600
Other Expenses                   41,607     80,271      80,564
                              ---------   ---------   ---------
 Total Operating Expenses     2,243,059  2,754,860   2,390,205

  Loss from operations         (776,357)  (577,710)   (947,746)

Other income
 (expense), net                  16,448    (23,107)     26,278
                              ---------   ---------   ---------
 Loss before income taxes      (759,909)  (600,817)   (921,468)

Income tax benefit, (Note 6)     93,000     281,000    267,000
                              ---------    ---------  ---------
  Net loss                    $(666,909)  $(319,817) $(654,468)
                              ==========  ==========  ==========
Basic & diluted loss per
 share of common stock
 (Note 10)                    $    (.19)  $    (.09) $    (.19)
                              ==========  ==========  =========


              The accompanying notes are an integral
                part of these financial statements.

                                      ORIGINAL SIXTEEN TO ONE MINE, INC.

                                      STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Years Ended December 31, 1998, 1997 and 1996
                                                                        NOTES
                                                                     RECEIVABLE                    TOTAL
                                 COMMON STOCK           PAID-IN         FROM         RETAINED  STOCKHOLDERS'
                              SHARES        AMOUNT      CAPITAL       EMPLOYEES      EARNINGS      EQUITY
                            ---------   -----------   -----------   -----------    -----------  -----------
Balance, January 1, 1996    3,513,062   $   351,306   $ 1,369,318   $   (52,000)   $ 1,366,131  $ 3,034,755

Retired common stock
   (Note 5)                    (8,997)         (899)      (48,114)       26,000                     (23,013)

Net loss                                                                              (654,468)    (654,468)
                            ---------   -----------   -----------   ------------   -----------  -----------
Balance, December 31, 1996  3,504,065       350,407     1,321,204       (26,000)       711,663    2,357,274

Issuance of stock under
   stock option plan (Note 9)  30,000         3,000        36,000                                    39,000

Net loss                                                                              (319,817)    (319,817)
                            ---------   -----------   -----------   ------------   -----------  ------------
Balance, December 31, 1997  3,534,065       353,407     1,357,204       (26,000)       391,846    2,076,457

Issuance of stock
   for supplies (Note 9)       10,000         1,000        16,336                                    17,336

Net loss                                                                              (666,909)    (666,909)
                            ---------    -----------  ------------  -------------  ------------  -----------

Balance, December 31, 1998  3,544,065    $  354,407   $ 1,373,540    $   (26,000)  $  (275,063) $ 1,426,884
                            =========    ==========   ===========    ===========   ============  ===========

                                   The accompanying notes are an integral
                                     part of these financial statements.
                                                     F-5

                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                     STATEMENT OF CASH FLOWS

       For the Years Ended December 31, 1998, 1997 and 1996


                                 1998         1997        1996
Cash flows from operating
      activities:
  Net loss                   $ (666,909)  $ (319,817) $ (654,468)
  Adjustment to reconcile
    net loss to net cash
    provided by operating
    activities:
      Depreciation and
        amortization            136,907      227,534     102,645
      (Decrease) increase in
        accounts receivable      47,185      (70,696)     (7,201)
      Decrease in inventory     218,430      505,365   1,090,151
      (Decrease) increase in
        other current assets      7,904       (3,356)    (15,504)
      Increase in accounts
        payable & accrued
        compensation             49,760       17,048      95,696
      Decrease in income
        taxes payable                                    (80,000)
      Decrease in deferred
        income tax              (94,000)    (281,000)   (261,000)
      Gain on sale of asset                   (5,797)
                              ----------   ---------    --------

          Net cash (used in)
            provided by
            operating
            activities         (300,723)      69,281     270,319
                              ----------    --------   ---------

Cash flows from investing
        activities:
  Purchase of fixed assets
    and mining property          (8,167)     (98,768)   (264,778)
  Disposition of fixed assets                 27,664
  Capitalization of
    development costs                                   (184,948)
                               ---------    --------    --------
          Net cash used
            in investing
            activities            (8,167)    (71,104)  (449,726)
                               ---------    --------    --------


                                 (Continued)

                ORIGINAL SIXTEEN TO ONE MINE, INC.

                      STATEMENT OF CASH FLOWS
                            (Continued)
        For the Years Ended December 31, 1998, 1995 and 1996

                                 1998         1997        1996
Cash flows from financing
         activities:
  Increase (decrease) in
    related party advances    $  279,600  $  (31,000)  $    54,000
  Common stock repurchased                                 (23,013)
  Repayment of notes payable    (299,438)     (4,381)       (3,531)
  Issuance of notes payable      289,614      31,016         2,973
  Proceeds from exercised
   stock options                              39,000
                               ---------    ----------    ---------
        Net cash provided
          by financing
          activities            269,776       34,635        30,429
                               ---------     ---------     --------
        (Decrease) increase
          in cash               (39,114)      32,812      (148,978)

Cash at beginning of year        64,452       31,640       180,618
                               ---------    ---------    ---------
Cash at end of year           $  25,338    $  64,452     $  31,640
                              =========    =========     =========

Supplemental schedule of
  cash payments:

  Cash paid during the
        year for:
    Interest expense          $  31,951    $  25,965     $  25,190
    Income taxes                           $   6,085     $  90,900

Supplemental schedule of
  noncash inventing and
  financing activities:

  Cancellation of note
    receivable & accrued
    interest through
    surrender & retirement
    of 7,194 shares of the
    Company's common stock                               $  33,300

  Cancellation of account
    payable through issuance
    of 10,000 shares of the
    Company's common stock
    (Note 9)                   $  (17,336)

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


Development Costs

In February, 1994, the Company began development of a new winze into unexplored ground. Costs associated with the development have been capitalized. Development was complete at December 31, 1996. Based upon previous mine experience, management estimates that gold production from the new winze will approximate 50,000 troy ounces. Accordingly, capitalized development costs are being amortized using the units of production method. Amortization expense for the year ended December 31, 1998 and 1997 totaled $17,876 and $81,965, respectively.


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


Reclassifications

Certain reclassifications have been made to prior years' balances to conform to classifications used in 1998.


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


3.  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of unsecured convertible notes due to Board members, the President and shareholders. The notes bear interest at 10% and are due with interest, May 1, 1999. The notes are convertible into shares of common stock at a price of $1.75 per share.


4.  NOTES PAYABLE

Notes payable at December 31, 1998 and 1997 are as follows:

                                                1998           1997

Notes payable to bank; secured by
  accounts receivable and inventory;
  interest only payments commencing
  March 1, 1999 with principal and
  interest due July 1, 1999; interest
  at the bank's prime rate plus 2.5%
  (9.75% at December 31, 1998)              $  199,519      $  275,000

Note payable to bank; secured by
  accounts receivable and inventory;
  due in monthly installments of
  $2,090 including interest; interest
  due monthly at the bank's prime rate
  plus 2% (9.75% at December 31, 1998)          90,095          20,000

9.95% note payable; secured by an
  automobile; monthly installments
  of $442 due through July 27, 2000              6,914          11,352
                                            ----------       ---------

                                               296,528         306,352

Less current portion                          (294,027)       (298,931)
                                            ----------       ---------

Notes payable due after one year            $    2,501      $    7,421
                                            ==========      ==========

Notes payable mature as follows:

           Year Ending
           December 31,               Future Payments

               1990                         294,027
               2000                           2,501
                                         ----------
                                         $  296,528
                                         ==========


5.  STOCK OPTIONS

In 1983 and 1996 the Board of Directors adopted, and the stockholders ratified, Stock Option Plans for which 530,000 shares of common stock are reserved for issuance to employees and directors under incentive and non-qualified agreements.

The plans require that the price of all options may not be less than fair market value of the stock at the date the option was granted, and that the stock must be paid for in full at the time the option is exercised. All options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant.

In 1998, 196,000 incentive and 20,000 non-qualified options were issued to directors and employees. The incentive options vest ratably over a five year period beginning one year from the grant date and expire ten years from the grant date. The non-qualified options vest ratably over a four year period beginning one year from the grant date and expire the years from the grant date. The average exercise price is $1.98, which approximates the fair market value of the stock on the date of issuance.

In 1997, 136,000 incentive and 20,000 non-qualified options were issued to directors and employees. The incentive options vest ratably over a five year period beginning one year from the grant date and expire ten years from the grant date. The non-qualified options vest ratably over a four year period beginning one year from the grant date and expire ten years from the grant date. The average exercise price is $4.40, which approximates the fair market value of the stock on the date of issuance.

The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized under its stock option plan. Consistent with the disclosure provisions of SFAS 123, the fair value of each option granted is estimated to be approximately $.88 and $1.50 in 1998 and 1997, respectively, using an option-pricing model and the following assumptions:

                                                1998          1997

  Dividend yield (not applicable)
  Expected volatility                             101%           68%
  Risk-free interest rate                           5%            5%
  Expected option life                        10 years      10 years

As discussed above, the options granted vest over five years. The pro forma effect on the 1998 and 1997 losses for options vesting in those years is not material.

A summary of the activity within the plan follows:

                     1998               1997             1996
              -----------------  ----------------- ------------------
                        Weighted           Weighted          Weighted
                        Average            Average           Average
                       Exercised          Exercised         Exercised
               Shares    Price    Shares    Price    Shares    Price
              -------- --------- -------- --------- -------- --------

Options out-
  standing,
  beginning
  of year     171,000   $ 4.42    45,000   $ 2.39    30,000   $ 1.30

  Options
  exercised                      (30,000)  $ 1.30

  Options
  canceled    (10,000)  $ 4.31

  Options
  granted     216,000   $ 1.98   156,000   $ 4.40    15,000   $ 4.56
             --------           --------           --------

Options out-
  standing,
  end of
  year        377,000   $ 3.02   171,000   $ 4.42    45,000   $ 2.39
             ========           ========            =======

Options
  exercis-
  able, end
  of year      37,700   $ 4.43     3,000   $ 4.56    30,000    $1.30
            =========           ========           ========

A summary of options outstanding at December 31, 1998 follows:

 Range   Number of Options   Weighted Average   Number of Options
  of        Outstanding          Remaining         Exercisable
Exercise    December 31,     Contractual Life      December 31,
 Prices         1998                                   1998
--------  ----------------   ----------------   -----------------
$1.88         20,000            9.5 years
$1.94        146,000            9.5 years
$2.13         50,000            9.5 years
$4.00         20,000            8.5 years              5,000
$4.31         76,000            8.5 years             15,200
$4.56         15,000            7.5 years              7,500
$4.73         50,000            8.5 years             10,000
          ----------------                       ---------------
             377,000                                  37,700
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


6.  INCOME TAXES

The income tax (benefit) expense for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                              Federal       State        Total
                             ---------    ---------    ---------

1998
Current                                   $    1,000   $   1,000
Deferred                     $ (58,000)      (36,000)    (94,000)
                             ----------    ----------  ----------
   Income tax benefit        $ (58,000)   $  (35,000)  $ (93,000)

1997
Current                                   $   1,000    $   1,000
Deferred                     $(202,000)     (80,000)    (282,000)
                             ---------    ---------    ---------
   Income tax benefit        $(202,000)   $ (79,000)   $(281,000)
                             =========    =========    =========

1996
Current                      $  (8,000)   $   2,000    $  (6,000)
Deferred                      (212,000)     (49,000)    (261,000)
                             ----------   ----------    ---------
   Income tax benefit        $(220,000)   $ (47,000)   $(267,000)
                             ==========   ==========  ===========

Deferred tax assets (liabilities) are comprised of the following:

                                         1998            1997
Deferred tax assets:
  Net operating loss carryovers      $ 382,000       $ 149,000
  Accounts payable
    and other liabilities               68,000          57,000
  Alternative minimum tax credit       100,000          33,000
  State tax benefit                                     56,000
                                     ---------       ---------

      Total deferred tax assets        550,000         295,000
                                     ----------     ----------

Deferred tax liabilities:
  Tax basis recognition
    of gold revenue                   (178,000)       (271,000)
  Book basis of mineral
    property & fixed assets           (148,000)       (118,000)
  State tax liability                   (4,000)
                                     ----------      ---------
      Total deferred tax liabilities  (330,000)       (389,000)

      Total deferred tax liabilities  (220,000)
                                     ---------      ----------

      Net deferred tax assets
        (liabilities)                $       0      $  (94,000)
                                    ==========      ==========

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance. The Company's deferred tax asset is primarily attributable to net operating loss carryforward for tax reporting purposes. The lack of consistent earnings, the Company's financial condition and potential limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

A reconciliation of the income tax benefit per the U.S. Federal statutory rate to the reported income tax expense follows:

                                  1998        1997        1996
                                --------    --------    --------
U.S. Federal statutory rate
  applied to pre-tax loss     $ (302,000) $ (204,000) $ (313,000)

Depletion deduction                                      (23,000)

Tax benefit of net
  operating loss                             (45,000)    (19,000)

Alternative minimum tax                                   21,000

Valuation allowance              220,000

Other                            (11,000)    (32,000)     67,000
                               ---------    --------    --------
      Income tax (benefit)
           expense            $  (93,000) $ (281,000) $ (267,000)
                              ==========  ==========  ==========

For Federal income tax purposes, the Company has operating loss carryforwards totaling approximately $1,033,000 and $355,000 respectively, which may provide future tax benefits, expiring in 2007.


7.  401(k) PLAN

The Company's qualified 401(k) Plan is available to all employees who meet the Plan's eligibility requirements. This Plan permits participants to make contributions by salary reduction up to the maximum limits allowed by Internal Revenue Code Section 401(k).


8.  FINANCIAL INSTRUMENTS

The Company adopted SFAS 107, "Disclosures About Fair Value of Financial Instruments", on January 1, 1995. SFAS 107 requires that the Company disclose estimated fair values for certain financial instruments. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued compensation, notes payable and notes receivable from employees approximated fair value as of December 31, 1998 and 1997, because of the relatively short maturity of these instruments. The carrying value of inventory is based upon quoted market prices.


9.  ISSUANCE OF STOCK

In November 1998, the Company issued 10,000 shares of common stock to a supplier to settle a trade payable to the supplier totaling $17,336.


10.  EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations is as follows:

                                                Weighted
                                                 Average
                                                Number of
                                  Net (Loss)     Shares      Per Share
     For the Year Ended            Income      Outstanding     Amount
---------------------------      -----------   -----------   -----------

December 31, 1998

  Basic and dilutive
     loss per share              $ (759,909)    3,539,065     $    (.19)
                                 ==========     =========     =========

December 31, 1997

  Basic and dilutive
     loss per share              $ (319,817)    3,519,066      $   (.09)
                                 ==========     =========      ========

December 31, 1996

  Basic and dilutive
     loss per share              $ (654,468)    3,507,730      $   (.19)
                                 ==========     =========      ========

For the years ended December 31, 1998 and 1997, conversion of outstanding stock options was not assumed because assumed conversion would have an anti-dilutive effect on earnings per share.


11.  FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred net losses of $666,909, $319,817 and $654,468 in 1998, 1997 and 1996, respectively. In addition, current liabilities exceed current assets by $293,659. To meet current obligations as they become due, the Company must achieve and sustain profitable operations.

Management is in the process of implementing a business plan which will reduce operating expenses and generate additional revenues. The final stages of contract negotiations to harvest timber on the Company's properties are currently in process. Management believes these contracts will result in substantial revenues. Negotiations to convert notes payable to related parties (Note 3) to equity or to extend the maturity of the notes to May 1, 2000 are also in process. Further, management is actively working to establish an agreement which would result in an infusion of capital from an outside investor. If successful, management believes their business plan will generate sufficient revenue and cash flows to meet obligations as they become due and sustain the current level of operations.