Form 10QSB
period 1999-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1999-05-17
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                       FORM 10-QSB



                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended March 31, 1999            Commission File No. 001-10156



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

                        Yes:  X                      No:



As of March 31, 1999, 3,547,765 shares of Common Stock, par value $.10 per share, were issued and outstanding.



PART I:  FINANCIAL INFORMATION

                        Original Sixteen To One Mine, Inc.
                              Condensed Balance Sheet
                       March 31, 1999 and December 31, 1998

                                        March 31, 1999     December 31, 1998
ASSETS

Current Assets

Cash                                     $   26,312             $   25,338
Accounts receivable                          38,136                 49,913
Inventory                                   467,841                414,246
Other current assets                         14,002                 14,677
                                         ----------             ----------
     Total current assets                   546,291                504,174
                                         ----------             ----------

Mining Property

Real estate and property rights
   net of depletion of $524,145             182,091                182,091
Mineral property                            415,263                415,263
Development costs, net of amortization
   of $101,107 and $81,965 in 1999 and
   1998, respectively                       799,144                799,144
                                         ----------             ----------
                                          1,396,498              1,396,498
                                         ----------             ----------
Fixed Assets at Cost

Equipment                                   861,657                861,857
Buildings                                   170,721                170,721
Vehicles                                    188,540                188,540
                                         ----------             ----------
                                          1,221,118              1,221,118
Less accumulated depreciation              (943,229)              (916,229)
                                         ----------             ----------
     Net fixed assets                       277,889                304,889
                                         ----------             ----------
Other Assets

Net of accumulated amortization of
   $50,611 and $49,163 in 1999 and
   1998, respectively                        20,209                 21,657
                                         ----------             ----------

     Total Assets                        $2,240,887             $2,227,218
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable & accrued compensation  $  234,297             $  201,206
Related party advances                      302,600                302,600
Notes payable, due within one year          203,982                294,027
Accrued expenses                             17,084                      -
Deferred income taxes                             -                      -
                                         ----------             ----------
     Total Current Liabilities                                     797,833
                                         ----------             ----------
Notes payable, due after one year            87,799                  2,501
                                         ----------             ----------

     Total Liabilities                      845,762                800,334
                                         ----------             ----------

Stockholers' Equity

Capital stock, par value $.10 -
  10,000,000 shares authorized:
  3,547,765 and 3,544,065 shares
  issued and outstanding as of
  March 31, 1999 and December 31,
  1998, respectively                        354,777                354,407
Additional paid-in capital                1,373,170              1,373,540
Notes receivable from employees             (26,000)               (26,000)
Retained earnings                          (309,822)              (275,063)
                                         ----------             ----------
     Total Stockholders' Equity           1,395,125              1,426,884
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $2,240,887             $2,227,218
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
              Statement of Operations and Retained Earnings
          For the Three Months Ended March 31, 1999 and 1998

                                  Three Months Ended March 31,
                                    1999                1998
Revenues:
  Gold & jewelry sales          $ 420,209             $ 362,435

Operating expenses:
  Salaries and wages              211,457               426,243
  Depreciation & amortization      28,448                24,750
  Amortization of
    development costs                   -                10,992
  Contract labor                   35,332                 2,762
  Telephone & utilities            26,931                32,179
  Taxes - property & payroll       36,349                12,862
  Insurance                        34,568                12,766
  Supplies                         18,929                54,098
  Drayage                           6,351                16,071
  Promotion                           514                 1,370
  Office expenses                   6,462                 2,790
  Legal and accounting             10,446                19,503
  Other expenses                   20,660                20,249
                               ----------           -----------
  Total operating expenses        436,447               636,635
                               ----------           -----------
    Income (loss)
      from operations             (17,038)             (274,200)

Other Income & (Expense):
  Other Income                       4,505               23,080
  Other Expenses                   (19,226)              (1,380)
                                ----------          -----------
     Total Other Income
       (Expense)                   (14,721)              21,700
                                ----------          -----------
Loss before taxes                  (30,959)            (252,500)

Provision for income taxes            (800)                (500)
                                 ----------         -----------
   Net Loss                         (31,759)         $ (253,000)
                                                     ==========
Retained earnings
  (December 31, 1998)              (275,063)
                                 ----------
Retained earnings
  (March 31, 1999)               $ (306,822)
                                 ==========

Loss per share of common stock       ($0.01)             ($0.07)
                                     ------              ------


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

REVENUE

Revenue primarily consists of gold and silver mined during the reporting period without regard to what was sold or held in inventory. They are recorded at the spot price per ounce on the statement date. Revenue does not include unprocessed high-grade ore mined during the reporting period. (Jewelry and gold specimen sales may include a premium over the quoted market price of gold. Such premiums are recognized at the date of sale.)

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

NOTE 4 - NOTES PAYABLE

The Company has a note payable to the bank amounting to $5,588, bearing interest at 9.95% and secured by a vehicle. The note is payable in 60 monthly installment of $442.

At March 31, 1999, the Company has a fully extended revolving lines of credit with a bank in the amount of $200,000, expiring July 1, 1999. The Company also has a note payable to a bank with a variable interest rate currently at 11.5%. The note is due in 60 monthly installments of $2,089 through August 2003.



PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATION

BALANCE SHEET COMPARISONS:  FIRST THREE MONTHS OF 1999 WITH YEAR-END 1998




STATEMENT OF INCOME AND RETAINED EARNINGS

The Company's revenues increased $57,774 (15.94%) the first three months of 1999 compared with the same period of 1998. Although gold production decreased 364 troy ounces during the first quarter of 1999, sale of slab increased to show an overall increase in revenues of $57,774. The spot price of gold has continued to decline from $301.30 per troy ounce on March 31, 1998, to $279.45 per troy ounce on March 31, 1999 which has a direct impact on the ratio of gold to revenue and inventory.

Gold is measured in fine troy ounces and production is categorized as high grade ore from the mine or mill rock (low grade ore). The first quarter production totaled 686.73 troy ounces as followings:

                      MINE           MILL            TOTAL
                     ------         ------           -----
     January          22.76         160.98          183.74
     February        188.18         104.65          292.83
     March           149.93          60.23          210.16
                     ------         ------          ------
     Total:
     First Qtr      360.87          325.86          686.73
                    ======          ======          ======

Comparatively, the first three months of 1998, production from the mine totaled 1,050.57 troy ounces as follows:

                      MINE           MILL            TOTAL
                     ------         ------           -----
     January         402.98         201.52          604.50
     February         60.54          46.79          107.33
     March            36.68         302.06          338.74
                     ------         ------          ------
     Total:
     First Qtr      500.20          550.37        1,050.57
                    ======          ======        ========

The Company's compensation expenses decreased $214,786 (50.39%) for the period ending March 31, 1999 compared with the same period in 1998. Contract labor increased $32,570 ( ) for the first three months of 1999 compared with the first three months of 1998. On February 12, 1999, all miners were laid off.
A group of miners entered into a contractual labor agreement and continued to work the mine focusing on immediate gold production. As of March 31, 1999, ten miners continued to mine the Sixteen to One vein.

The $9,057 (46.34%) decrease in legal and accounting expenses for the three months ended March 31, 1999, compared with the same period in 1998, is primarily attributed to the use of in-house employees rather than an outside accounting firm.

Telephone and utilities expense decreased $5,248 (16.31%) for the three month period ending March 31, 1999 compared with the same period for 1998. Supplies decreased $35,169 (169.90%) from $54,098 for the three month period ending March 31, 1998 to $18,929 for the period ending March 31, 1999. These decreases are due to the reduction of mining associated with the lay-off of February 12, 1999.

Other expenses increased or decreased only modestly and were not material.



BALANCE SHEET

The Company's current assets increased $42,117 (8.36%) at March 31, 1999 compared with December 31, 1998. The Company has stockpiled sixty tons of gold bearing concentrates from its mill. Approximately forty tons were sampled and assayed by an independent assayer. These estimated minimum net recovery from these concentrates has been included in the 1999 operations.

The Company's current liabilities increased $45,428 (5.68%). The primary increase is due to an increase in accounts payable and accrued compensation.


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

Dated:  May 17, 1999