Form 10QSB
period 1999-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1999-08-12
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-QSB



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended June 30, 1999    Commission File No. 001-10156


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

Indicate by check mark whether the Registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                   Yes:    X                 No:



As of June 30, 1999, 3,572,765 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                 Original Sixteen to One Mine, Inc.
                      Condensed Balance Sheet
                June 30, 1999 and December 31, 1998


ASSETS
                                June 30, 1999   December 31, 1998
                                -------------   -----------------
Current Assets:

Cash                             $       486       $   25,338
Accounts Receivable - trade           38,612           24,931
Accounts Receivable - employees        7,679           24,982
Inventory                            422,698          414,246
Other Current Assets                  13,747           14,677
                                  -----------      -----------
     Total Current Assets            483,222          504,174
                                  -----------      -----------

Mining Property:

Real Estate & Property Rights
  net of depletion of $524,145       182,091          182,091
Mineral Property                     415,263          415,263
Development Costs, net               799,144          799,144
                                   ----------       ----------
                                   1,396,498        1,396,498
                                   ----------       ----------

Fixed Assets:

Equipment                            861,857          861,857
Buildings                            170,721          170,721
Vehicles                             188,540          188,540
                                   ----------       ----------
                                   1,221,118        1,221,118
Less: Accumulated Depreciation      (970,229)        (916,229)
                                   ----------       ----------
     Net Fixed Assets                250,889          304,889
                                   ----------       ----------
Other Assets
  net of amortization of
  $53,506 and $49,163 in
  1999 and 1998, respectively         17,314            21,657
                                   ----------        ----------

TOTAL ASSETS                     $ 2,147,923       $ 2,227,218
                                  ===========       ===========


                     See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                   June 30, 1999 and December 31, 1998


LIABILITIES & STOCKHOLDERS' EQUITY

                                June 30, 1999   December 31, 1998
                                -------------   -----------------
Current Liabilities:

Accounts payable and
  accrued compensation            $   259,128        $   201,206
Notes payable to related parties      302,600            302,600
Notes payable due within
  one year                            285,391            294,027
                                    ----------         ----------
     Total Current Liabilities        847,119            797,833
                                    ----------         ----------

Notes payable due after one year        1,619              2,501
                                    ----------         ----------
     Total Liabilities                848,738            800,334
                                    ----------         ----------

Stockholders' Equity:

Capital Stock, par value $.10
  10,000 shares authorized;
  3,572,765 and 3,544,065 shares
  issued & outstanding as of
  June 30, 1999 and December 31,
  1998, respectively                  357,277            354,407
Additional paid-in capital          1,395,670          1,373,540
Notes receivable from employees       (26,000)           (26,000)
(Retained deficit)                   (427,762)          (275,063)
                                   -----------        -----------
     Total Stockholders' Equity     1,299,185          1,426,884
                                   -----------        -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 2,147,923        $ 2,227,218
                                   ===========        ===========



                       See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                             Statement of Operations

                          Three Months Ending     Six Months Ending
                          6/30/99     6/30/98     6/30/99   6/30/98
                         --------    --------     -------   -------
Revenue:
Gold & jewelry sales    $  107,701 $ 294,562  $  527,910  $ 656,997

Expenses:
Salaries and wages          27,741   381,551     286,259    807,794
Depreciation & amortization
  of fixed assets           29,896    38,040      58,344     62,790
Amortization of
  development costs              0     8,150           0     19,142
Contract labor              55,215     1,971      90,547      4,732
Telephone and utilities     15,448    36,009      42,378     68,189
Property taxes & permit
  fees                      15,455    11,576      27,962     24,437
Insurance                   11,034    23,533      21,933     36,300
Supplies                     6,771    44,448      33,925     98,547
Drayage                      5,353    12,652      11,705     28,723
Fairs & promotional             90     1,873         605      3,243
Legal and accounting        24,670    22,095      38,319     41,597
Other expenses              13,332    24,586      30,276     47,625
                          --------   -------    --------   --------
     Total Expenses        205,005   606,484     642,253  1,243,119
                          --------   -------   ---------  ---------

Loss from Operations       (97,304) (311,922)   (114,343)  (586,122)


Other Income & (Expense):  (23,633)  (10,498)    (38,354)    11,200
                           --------  --------    --------   --------
Loss Before Taxes         (120,937) (322,420)   (152,697)  (574,922)

Provision for Income Tax         0    (1,671)          0     (2,171)
                           --------   -------    -------   --------
Net Loss                 $(120,937) $(324,091) $(152,697) $(577,093)
                         =========  =========             =========

(Retained deficit)
  December 31, 1998                            $(275,065)
                                               ---------
(Retained deficit)
  June 30, 1999                                $(427,762)
                                               =========

Loss Per Share              $(0.03)    $(0.13)    $(0.04)    $(0.16)
                             -----      -----      -----      -----
                         See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Statement of Cash Flows

                                        Six Months Ended June 30,
                                          1999           1998
                                         ------         ------
Cash Flows From Operating Activities:
Net loss                               $ (152,699)    $ (577,093)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization         58,343         81,932
    Decrease in accounts receivable        3,622         45,065
    (Increase)Decrease in inventory       (8,452)        90,930
    (Increase) decrease in other
      current assets                         930          6,895
    Increase in accounts payable &
       accrued compensation               57,922         35,615
    Increase in accrued expenses               0          7,680
    Decrease in corporate
      income taxes payable                     0              0
                                        --------      ---------
  Net cash provided by
    operating activities                 (40,334)      (308,976)
                                        --------      ---------
Cash Flows From Investing Activities:
  Proceeds from sale of fixed assets           0              0
  Purchase of fixed assets                     0         (5,875)
  Payments made for development                0              0
                                         --------     ---------
  Net cash provided used
    by investing activities                    0         (5,875)
                                         --------     ---------
Cash Flows From Financing Activities:
  Payments made on notes payable           (9,518)       (2,270)
  Payments received on notes
    receivable from employees                   0             0
  Payments made to employees for advance
     made to the company                        0             0
  Proceeds from additional borrowings           0       281,482
  Proceeds from sales of common stock      25,000             0
  Repurchase & retirement of common stock       0             0
                                          -------      --------
  Net cash used by financing activities    15,482       279,212
                                          --------    ---------
Net Increase (Decrease) in Cash           (24,852)      (35,639)
Cash, beginning of year                    25,338        64,452
                                         --------     ---------
Cash, end of period                     $     486    $   28,813
                                         =========   ==========
Supplemental Schedule of Other Cash Flows:
  Cash paid during the period for:
    Interest expense                    $  14,285     $    8,886
                                         =========    ==========
    Income taxes                        $       0     $        0
                                         =========    ==========
                          See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                     Original Sixteen to One Mine, Inc.
                        Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Original Sixteen to One Mine, Inc., owns and operates mining claims in Sierra and Trinity Counties located in Northern California.


REVENUE

Revenue primarily consists of gold and silver mined during the reporting period, either sold during the period or held in inventory. Revenue does not include unprocessed high-grade ore mined during the reporting period. (Jewelry and gold specimen sales may include a premium over the quoted market price of gold. Such premiums are recognized at the date of sale.)


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


DEVELOPMENT

In February 1994, the Company began development of the 2483 winze into un-explored ground. Costs associated with the development have been capitalized. Development was complete at December 1996. Based upon previous mine experience, management estimates that gold production from the new winze will approximate 50,000 ounces. Accordingly, capitalized development costs are being amortized using the units of production method.


INCOME TAXES

Differences exist between the amount of income or loss reported for financial statements and income tax reporting purposes. These differences are attributable to the use of the cash basis reporting of more revenues and accelerated depreciation and depletion methods for income tax purposes. No provision for income taxes, with the exception of state minimum income tax, has been made in the current year because of the uncertainty of revenues for the remainder of the year.


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


NOTE 4 - NOTES PAYABLE

The Company has a note payable to the bank amounting to $5,588, bearing interest at 9.95% and secured by a Chevrolet Astro Van. The note is payable in 60 month-ly installments of $442 through July, 2000. A third party has assumed the note; however, the lender has not released the company from potential responsibility for payment.

At June 30, 1998, the Company has a fully extended revolving line of credit in the amount of $200,000 secured by accounts receivable and inventory; with interest only payments due commencing March 1, 1999, with principal and interest due September 30, 1999. Interest is at the bank's prime rate plus 2.5% (10.25% at June 30, 1999).

The Company has a note payable to the bank in the amount of $82,210 secured by accounts receivable and inventory; due in monthly installments of $2,090 including interest; interest due monthly at the bank's prime rate plus 2% (10.75% at June 30, 1999).



PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITIONS AND RESULTS OF OPERATION

On February 12, 1999, the Company significantly altered its mining operation. Forty employees were terminated. Fourteen returned as independent contractors. Compensation was based upon a percentage of the gold mined and sold. On June 30, 1999, eight former employees remained as independent contractors. The scope of mining activities was reduced. Emphasis was placed on short term underground headings most likely to yield immediate gold.


COMPARISON OF REVENUE

Gold is sold at bullion prices and through the gold and jewelry department at prices above the spot price. The closing spot price of gold was $287.45 on December 31, 1998. The closing spot price was down to $261.00 on June 30, 1999. Six month sales decreased by approximately twenty percent (20%) from 1998 to 1999. While the spot price decreased, diminished production contributed mostly to the decline in revenue. Three month sales decreased $186,861 or about 64% from 1998 to 1999. This is primarily due to fewer miners working underground which directly relates to the amount of gold mined.


COMPARISON OF EXPENSES

It is difficult to evaluate line by line changes for either reporting period due to the significant changes in operations. The largest category, wages, decreased for two reasons: fewer employees and reclassification into the contract labor category. Consumables, such as supplies, drayage, and utilities, decreased because of the reduction in mining and the type of mining conducted since February 12, 1999. Fixed costs such as property taxes and fees, insurance (although workers' compensation is reduced due to fewer employees) and corporate carrying costs remain relatively unchanged.

The most interesting observations revealed in this report compare revenues, total expenses and the resulting loss from operations. For the six month period ending June 30, 1998, it cost $1,243,119 to produce sales of $656,997 or revenue was 53% of sales. For the second quarter of 1998, it cost $606,484 to produce $297,562 or revenue was 66% of sales. During the first six months of 1999, it cost $642,253 to produce $527,910 or revenue was 82% of sales. For the second quarter of 1999, it cost $205,005 to produce $107,701 or revenue was 53% of sales.

For the six month comparison, revenue was down $129,087 while expenses were reduced by $600,866. For the three month comparison, revenue was down $186,861 while expenses were reduced by $401,479.

Net losses for 1999 are $152,697, down from $577,093 in 1998. For the quarter, losses in 1999 are reduced from $324,091 in 1998, to $120,937.in 1999.

The Company operates a mine with no provable reserves. Revenue is unpredictable from quarter-to-quarter. Comparing financial results from year-to-year quarters has limited value.


BALANCE SHEET

Assets decreased $20,952 primarily from a reduction in cash-on-hand. Accounts payable increased during the first six months of 1999 from 1998 year end. The Company differed a portion of its property taxes, professional fees and utilities until revenue from a timber sale is received. Directors fees have not been paid since September 1998.

The Company continues to struggle with a reduction in production and the price of gold. Jewelry sales remain strong, but the inventory of high quality quartz enriched gold has been depleted. Management continues to explore various ways to bring expenses and revenues into balance.


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


SUBSEQUENT EVENTS

The Company filed a timber harvest plan (THP) with the California Division of Forestry to harvest about one million board feet of timber on its property in Alleghany. Logging is expected to begin August 18, 1999. Revenue is expected in September.

The Company has contracted with a registered professional forester to prepare a THP for its property in Lewiston, California. Logging is expected to begin in September. Board feet or revenue projections have not been calculated.

The Company acquired a twenty (20) acre patented mining claim and the entire mineral rights of the Plumbago Mine in the Alleghany Mining District for 50,000 shares of its common stock. The Plumbago Mine is one of the top gold producers in the district.


YEAR 2000

The Year 2000 (Y2K) problem arises as a result of the way most computer and process control systems handle dates. Most systems only store the last two digits of the year. This equipment will not be able to differentiate between years at the turn of the century and, if the problem is left uncorrected, may result in malfunctions of the equipment.

The use of computers is limited to Windows operating systems on personal computers linked to an internal network throughout the Company. Software consists of standardized packages from major developers. The greatest internal impact was with the Company's accounting software. January 1, 1999, the Company began utilizing an accounting software program that is Y2K compliant at a cost of $2,000.

The Y2K issue also relates to other office equipment, such as telephones, voice mail and the security system. The Company is in the process of contacting all affected vendors and manufacturers to determine where any updates or replace-ments will be required. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement and software programs would total approximately $10,000. Companies providing banking, insurance and other administrative services to the Company are being contacted for Year 2000 compliance.


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

Dated:  August 12, 1999