Form 10QSB
period 1999-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 1999-11-12
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-QSB



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 1999    Commission File No. 001-10156


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

                   Yes:   ( X )                No:   (   )



As of September 30, 1999, 4,131,900 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                 Original Sixteen to One Mine, Inc.
                      Condensed Balance Sheet
              September 30, 1999 and December 31, 1998


ASSETS
                           September 30, 1999   December 31, 1998
                           ------------------   -----------------
Current Assets:

Cash                             $     4,565       $   25,338
Accounts Receivable - trade           29,762           24,931
Accounts Receivable - employees       22,650           24,982
Accounts Receivable - timber         148,491                0
Inventory                            423,913          414,246
Other Current Assets                  12,501           14,677
                                  -----------      -----------
     Total Current Assets            641,882          504,174
                                  -----------      -----------

Mining Property:

Real Estate & Property Rights
  net of depletion of $524,145       145,435          182,091
Mineral Property                     415,263          415,263
Development Costs, net               898,985          799,144
                                   ----------       ----------
                                   1,459,683        1,396,498
                                   ----------       ----------

Fixed Assets:

Equipment                            861,857          861,857
Buildings                            170,721          170,721
Vehicles                             188,540          188,540
                                   ----------       ----------
                                   1,221,118        1,221,118
Less: Accumulated Depreciation    (1,010,414)        (916,229)
                                   ----------       ----------
     Net Fixed Assets                210,704          304,889
                                   ----------       ----------
Other Assets
  net of amortization of
  $53,506 and $49,163 in
  1999 and 1998, respectively         15,865            21,657
                                   ----------        ----------

TOTAL ASSETS                     $ 2,328,135       $ 2,227,218
                                  ===========       ===========


                     See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                 September 30, 1999 and December 31, 1998


LIABILITIES & STOCKHOLDERS' EQUITY

                           September 30, 1999   December 31, 1998
                           ------------------   -----------------
Current Liabilities:

Accounts payable and
  accrued compensation            $   289,186        $   201,206
Notes payable to related parties        3,750            302,600
Notes payable due within
  one year                            201,652            294,027
                                    ----------         ----------
     Total Current Liabilities        494,588            797,833
                                    ----------         ----------

Notes payable due after one year       81,146              2,501
                                    ----------         ----------
     Total Liabilities                575,734            800,334
                                    ----------         ----------

Stockholders' Equity:

Capital Stock, par value $.10
  10,000,000 shares authorized;
  4,131,904 and 3,544,065 shares
  issued & outstanding as of
  Sept. 30, 1999 and December 31,
  1998, respectively                  413,190            354,407
Additional paid-in capital          1,773,881          1,373,540
Notes receivable from employees       (26,000)           (26,000)
(Retained deficit)                   (408,670)          (275,063)
                                   -----------        -----------
     Total Stockholders' Equity     1,752,401          1,426,884
                                   -----------        -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 2,328,135        $ 2,227,218
                                   ===========        ===========



                       See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                             Statement of Operations

                           Three Months Ended      Nine Months Ended
                          9/30/99     9/30/98      9/30/99   9/30/98
                         --------    --------      -------   -------

Revenue:
Gold (dore), specimen &
  jewelry sales          $  72,647  $ 376,640   $ 600,556  $1,033,637
Timber sales               148,491          0     148,491           0
                         ---------  ---------   ---------  ----------
Total revenue              221,138    376,640     749,047   1,033,637
                         ---------  ----------  ---------  ----------
Expenses:
Salaries and wages          22,257    321,290     308,516   1,095,837
Depreciation & amortization
  of fixed assets           28,448     33,234      86,792      96,024
Amortization of
  development costs              0     10,763           0      29,905
Contract labor              10,549     18,497     101,096      23,228
Telephone and utilities     16,225     29,246      58,603      97,434
Property taxes & permit
  fees                      14,110     13,589      42,073      38,026
Insurance                   11,102      5,610      33,035      75,157
Supplies                     9,235     51,295      30,329     149,842
Drayage                      2,785     13,392      14,490      42,115
Events & promotional           506      2,389       1,111       5,631
Accounting                   4,783      4,453      36,733      41,210
Legal & compliance           2,221      2,982       8,590      13,396
Office expense               5,341      5,219      23,845      13,800
Timber expenses             53,448          0      53,448           0
Other expenses              14,864     12,389      39,465      51,862
                          --------    -------    --------    --------
     Total Expenses        195,874    524,348     838,126   1,773,467
                          --------    -------   ---------   ---------

Gain(loss)
   from Operations          25,264   (147,708)    (89,079)   (739,830)


Other Income (expense):     (6,172)    (1,139)    (44,526)     16,064
                           --------   --------    --------    --------
Gain(loss) before taxes     19,092   (148,847)   (133,605)   (723,766)

Provision for income taxes       0       (917)          0      (3,088)
                           --------    -------    -------    --------
Net Income (Loss)        $  19,092  $(149,764)  $(133,605)  $(726,854)
                         =========   =========   =========  =========

(Retained deficit)
  December 31, 1998                             $(275,065)
                                                ---------
(Retained deficit)
  September 30, 1999                            $(408,670)
                                                =========

Gain (Loss) per Share       $ 0.005    $(0.04)    $(0.03)    $(0.21)
                             ------     -----      -----      -----

                         See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Statement of Cash Flows

                                     Nine Months Ended September 30,
                                          1999           1998
Cash Flows From Operating Activities:
Net loss                              $ (133,605)    $ (726,854)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization        136,632        125,930
    Decrease in accounts receivable     (150,990)        64,375
    (Increase)Decrease in inventory       (9,667)       163,267
    (Increase) decrease in other
      current assets                       2,176        (18,689)
    Increase in accounts payable &
       accrued compensation               87,980         58,318
    Increase in accrued expenses               0         11,261
    Decrease in corporate
      income taxes payable                     0              0
                                        --------      ---------
  Net cash used by
    operating activities                 (67,474)      (322,392)
                                        --------      ---------

Cash Flows From Investing Activities:
  Proceeds from sale of fixed assets           0              0
  Purchase of fixed assets               (99,843)        (8,169)
  Payments made for development                0              0
                                         --------     ---------
  Net cash provided
    by investing activities              (99,843)        (8,169)
                                         --------     ---------

Cash Flows From Financing Activities:
  Payments made on notes payable         (391,225)       (3,833)
  Payments received on notes
    receivable from employees                   0             0
  Payments made to employees for advance
     made to the company                        0             0
  Proceeds from additional borrowings      78,645       275,767
  Proceeds from sales of common stock     459,124             0
  Repurchase & retirement of common stock       0             0
                                          -------      --------
  Net cash provided
    By financing activities               146,544       275,767
                                          --------    ---------
Decrease n Cash                           (20,773)      (54,794)
Cash, beginning of year                    25,338        64,452
                                         --------     ---------
Cash, end of period                     $   4,565    $    9,658
                                         =========   ==========
Supplemental Schedule of Other Cash Flows:
  Cash paid during the period for:
    Interest expense                    $  58,610     $   24,100
                                         =========    ==========
    Income taxes                        $       0     $    3,086
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


REVENUE

Revenue consists of gold and silver mined during the reporting period, either sold during the period or held in inventory. Revenue does not include unprocessed high-grade ore mined during the reporting period. (Jewelry and gold specimen sales may include a premium over the quoted market price of gold. Such premiums are recognized at the date of sale.) Timber sales were generated from logging the Sierra County property.


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


NOTE 4 - NOTES PAYABLE

The Company has a note payable to the bank amounting to $4,262 bearing interest at 9.95% and secured by a Chevrolet Astro Van. The note is payable in 60 monthly installments of $442 through July, 2000. A third party has assumed the note; however, the lender has not released the company from potential responsibility for payment.

At September 30, the Company has a fully extended revolving line of credit in the amount of $200,000 secured by accounts receivable and inventory; with interest only payments due commencing March 1, 1999, with principal and interest due September 30, 1999. Interest is at the bank's prime rate plus 2.5% (10.25% at September 30, 1999).

The Company has a note payable to the bank in the amount of $79,528 secured by accounts receivable and inventory; due in monthly installments of $2,090 including interest; interest due monthly at the bank's prime rate plus 2% (10.75%) at September 30, 1999.



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


BALANCE SHEET

Assets increased primarily due to timber harvested the last two weeks of September 1999. Total current liabilities have significantly been reduced by the decrease of notes payable to related parties. Notes due Directors and other insiders totaling $300,000 plus accumulated interested were paid by issuing shares of restricted common stock at the market value at the time of issuance.


STATEMENT OF OPERATIONS

On February 12, 1999, the Company significantly altered its mining operation. Forty employees were terminated. Fourteen returned as independent contractors. Compensation was based upon a percentage of the gold mined and sold. On July 1, 1999, eight former employees remained as independent contractors. The scope of mining activities was reduced with emphasis placed on short term underground headings most likely to yield immediate gold.

Mining to produce gold ceased on August 29, 1999, due to a mine closure order imposed by the Mining Safety and Health Administration (MSHA) based on a contested citation regarding the second exit. Subsequently, a plan of operation was proposed to negate the closure by developing a new raise between the 1700 foot level and the 1500 foot level north of the Tightner shaft moving the direction of work to the northern part of the mine.

It is difficult to evaluate line by line changes in the financial statements due to the significant changes in operations over the reporting periods.
Gold (dore), specimen and jewelry revenues decreased dramatically due to the diminished production of the mining operation as fewer miners worked underground. The decrease in total revenues for the three-month period was not as pronounced due to supplemental timber harvest revenues during the last two weeks of the period. The timber harvest will continue into the fourth quarter of 1999 and 2000.

Wages were affected by the change in operation was due to (1) fewer employees and (2) reclassification into the contract labor category. Consumables, such as supplies, drayage and utilities, decreased because of the reduction in mining and the type of mining conducted since February 12, 1999. The 98% increase in insurance expense is due to an error in amortizing during the first six months of 1998, with the correction being recorded in the third quarter on that year. The expense for the nine-month period more accurately reflects comparisons. Timber expense is in conjunction with the revenue for the last two weeks of the third quarter; therefore, there are no comparisons.

For the three-month period ending September 30, 1999, the Company had a net income of $19,092 compared to a loss of $149,764 for the same period in 1998.

The Company operates a mine with no provable reserves. Revenue is unpredictable from quarter-to-quarter; therefore, comparing financial results from year-to-years quarters has limited value.


SUBSEQUENT EVENTS

On October 22, 1999, the Company's converted its revolving line of credit to a loan at the bank's prime rate plus 2.5% (10.75% at time of agreement), secured by accounts receivable and inventory with interest only payments due commencing November 1, 1999, with principal and interest due July 1, 2000. On October 14 and November 3, 1999, payments reduced the principal amount of the loan to $100,000.

Timber harvesting has continued and will continue until at least November 15, 1999, when California mandatory winter restrictions begin. The Company is applying for modified winter operations in specific areas of its holdings where conditions will not be significantly impacted due to rain or snow.
Once filed and approved, timber harvesting permits are valid for three (3) years.

The Trinity County timber harvest plan was approved on October 13, 1999. The date has compromised the Company's ability to select a timber operator and mill to purchase the logs during the timber harvest season. It is unlikely that revenue from Trinity County will be forthcoming in 1999.


YEAR 2000

A Year 2000 (Y2K) problem may arise as a result of the way computer and process control systems handle dates. Most systems only store the last two digits of the year. This equipment will not be able to differentiate between years at the turn of the century and, if the problem is left uncorrected, may result in malfunctions of the equipment.

The use of computers is limited to Windows operating systems on personal computers linked to an internal network throughout the Company. Software consists of standardized packages from major developers. The greatest internal impact was with the Company's accounting software. January 1, 1999, the Company began utilizing an accounting software program that is Y2K compliant at a cost of $2,000.

The Y2K issue also relates to other office equipment, such as telephones, voice mail and the security system. The Company has contacted all affected vendors and manufacturers to determine where any updates or replacements will be required. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement and software programs would total approximately $10,000. Companies providing banking, insurance and other administrative services to the Company are being contacted for Year 2000 compliance.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
           PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time the Original Sixteen to One Mine, Inc. (the Company), will make written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

     -  Unreasonable interference from Mine Safety and Health Administration
        (MSHA), a federal regulatory agency
     -  Fluctuations in the market prices of gold
     - General domestic and international economic and political conditions
     - Unexpected geological conditions or rock stability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
     - Difficulties associated with managing complex operations in remote areas
     -  Unanticipated milling and other processing problems
     -  The speculative nature of mineral exploration
     -  Environmental risks
     - Changes in laws and government regulations, including those relating to taxes and the environment
     - The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
     - Fluctuations in interest rates and other adverse financial market conditions
     -  Other unanticipated difficulties in obtaining necessary financing
     - The failure of equipment of processes to operate in accordance with specifications or expectations
     -  Labor relations
     -  Accidents
     -  Unusual weather or operating conditions
     -  Force majeure events
     - Other risk factors described from time to time in the Original Sixteen to One Mine, Inc., filings with the Securities and Exchange Commission

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

Dated:  November 12, 1999