Form 10KSB
period 1999-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2000-03-29
CIK 74925

FORM 10-KSB
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                   EXHANGE ACT OF 1934  (NO FEE REQUIRED)

              For the fiscal year ended:  DECEMBER 31, 1999

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

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 1999: $2,351,027.

The number of shares outstanding of the registrant's common stock, $.10 par value: 4,154,340 at December 31, 1999.

PART I


ITEM 1:  BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) mines gold on properties it owns or on which it has claims, in and around the town of Alleghany in the California Gold Country, about 65 miles northeast of the intersection of I-80 and California State Route 49.

The Company's primary operation is the Sixteen to One mine from which more than 1,104,500 troy ounces of gold have been retrieved since the mine commenced operation in 1896. The Company began doing business in its present form in 1911 and has operated continuously ever since. Unlike the common image of California '49ers panning for gold, the Company's operation is a hard rock underground mine in which the Company sinks diagonal shafts ("winzes") from which the miners create horizontal levels at various elevations. The Company's activities are presently focused on the 800 foot level, 1500 foot level and 1700 foot level. When the miners are tunneling, they average about 5 linear feet of progress per day. Periodically, the miners drift outward on quartz veins. Gold is not distributed evenly within the quartz veins; however, within the Company's mine, concentrations of gold deposits are found within these quartz veins. Because the gold appears intermittently, the Company makes no claim of reserves.

The Company's operations are characterized by significant amounts of preparation, tunneling, mine maintenance and upgrading, all of which are necessary to permit the location and extraction of the gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during those periods, little gold is mined. At other times, the Company's miners are primarily searching for gold. Accordingly, the Company's business is subject to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or towards mining and the other as a function of the productivity of current mining operation. In 1999 (February), the Company significantly altered its mining operation. The scope of mining activities was reduced with emphasis placed on short term underground headings most likely to yield immediate gold. In 1998 and 1997, the Company devoted substantial resources toward mining for gold.
In 1996, the Company channeled substantial resources to the maintenance of the mine and development of infrastructure; in 1995 and 1994, the Company had also devoted substantial resources to sinking a new winze and developing new levels to permit the exploration of additional areas of the mine. Mining is classically a "boom or bust" activity, and the Company's operations fit that description.

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

The Company continues to explore the possibilities of advanced metal detection, a new technology. If new technology works as preliminary tests within the Company's mine indicate, the Company's operating results would be favorably affected. However, there can be no assurances that the new technology will work as expected.

For accounting purposes, gold revenues are accrued when the metal has been mined and recovered. However, for tax purposes, revenues are not recognized until the gold has been sold. Although most of the Company's gold is sold as refined bullion, the Company has additional value-added ways to sell its gold. The Company markets rare high-grade gold and quartz specimens at a premium to museums, collectors and jewelry manufacturers, and it also manufactures its own jewelry and sells its own proprietary mine bars.

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

In 1994, following a long-standing practice of acquiring former productive mines, the Company purchased the Brown Bear mine in Trinity County, California. The mine site is 540 timbered and patented acres and has yielded 500,000 troy ounces of gold to its past owners. The mine is underground yet no excavation exists below the tunnel entrance (adit) level. During the 1980's the property was extensively core drilled by Santa Fe Mineral. The Company believes that within the Brown Bear mine a substantial number of attractive exploration opportunities exist. When funding is available for exploration and development, the Company will pursue the potential within this property when funding becomes available. In 1999, the Company acquired the Plumbago mine in the Alleghany Mining District. The mine is 20 patented acres and has a history of rich ore production. The Company will pursue the potential within this property when funding becomes available for exploration and development. However, there can be no assurances that such funding will be available to the Company in the foreseeable future.

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

The Company is a California corporation formed October 11, 1911. At December 31, 1999, it had 14 full-time plus three part-time employees.
The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. The Company's phone number is (530)287-3223. The Internet address is: www.origsix.com.

Risk Factors

(a) Price of Gold

The price of gold has been flat (with a few periodic exceptions) over the past two years, probably reflecting diminished inflationary expectations and activities of the international banking institutions. Any significant drop in the price of gold may have a material adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by substantially increased production or jewelry sales.

(b) Lack of Proven Reserves

As noted above, the Company is unable to predict if, where or when gold will be found and mined. While (i) the Company has recovered over 38,500 troy ounces of gold since January 1992 and (ii) management believes that substantial additional unrecovered gold exists in the Sixteen to One mine, the Company has no ability to measure or prove its reserves and thus may be unable to obtain additional debt or equity financing when needed.

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

(e)  Liquidity

The Company's gold inventory at December 31, 1999 was $308,420 (carried at the spot price for gold). Much of that inventory is in the form of specimens or gold held for jewelry. The Company may experience periodic shortfalls in liquidity which are not likely to be bridged by institutional debt financing. Management will address these issues from time to time as they arise, which may involve the sale at commodity prices of gold held for specimen or jewelry sale. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory.

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

(g)  Year 2000

The Year 2000 (Y2K) problem will have a minimal impact if any on the Company as its use of computers is limited to Windows operating systems on personal computers linked to an internal network. Since the accounting software is of main concern, the Company purchased and implemented a Y2K compliant accounting software package January 1, 1999 to avert any potential Y2K issues. The cost of the project to date has not been material and the Company does not expect future costs of the project to be material. An entire system replacement and software programs would total approximately $10,000.

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

The Company's Alleghany properties consist of 25 patented claims (432 acres). An additional 53 claims are subject to subsurface access but with paramount title held by the Bureau of Land Management of the Department of the Interior). In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (550 acres) and 22 unpatented claims (440 acres). The following table sets forth further information with respect to the Company's mining claims.

ALLEGHANY DISTRICT:

PATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

     NAME OF CLAIM                 NAME OF CLAIM

     Belmont                       Rainbow Fraction
     Number Three                  Twenty-One
     Eclipse Quartz                Eclipse Extension
     Tightner Extension            Contract
     Alene                         Valentine
     Red Star                      Bartlett
     Farnham Gold Quartz Mine      Belmont #2
     Contract Extension            Hanley Quartz Mine
     Noble                         Sixteen to One
     Groves Gold Quartz Mine       Denver
     Happy Jack Extension          Ophir
     Rainbow Extension             Happy Jack
     Marion Lode


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


MINERAL RIGHTS - PATENTED CLAIMS

     NAME OF CLAIM               NAME OF CLAIM

     Standard Lode               Standard Lode Extension
     Gold Beater Lode            Clute Lode
     Hope Extension Lode         Crafts Lode
     Plumbago Mine Mill Site     Enterprise Quartz


MINERAL RIGHTS - UNPATENTED CLAIMS

     NAME OF CLAIM               NAME OF CLAIM

     Rattlesnake Quartz          Eclipse
     Eclipse Extension           White Oak
     Dog Wood                    Highview
     Lucky Cross                 Aetna
     Marion Extension            Vaughn #1
     Harold #1                   Vaughn #2
     Harold #2                   Reliance
     Fighting Bob                Plumbago


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

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED
         STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the Pacific Exchange under the symbol OAU.

            1st  Quarter    2nd  Quarter    3rd  Quarter     4th  Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    1999   $1.06  $ .69    $1.25  $ .50    $1.06  $ .69     $1.06  $ .63
    1998    2.19   1.63     2.06   1.56     2.06    .88      1.25    .88
    1997    3.88   3.25     4.25   2.88     4.00   2.88      3.00   1.88
    1996    4.63   3.75     4.75   4.31     4.56   4.13      4.00   3.75
    1995    3.94   3.25     3.75   2.63     5.25   3.13      4.88   3.75
    1994    7.50   4.75     6.25   5.50     5.75   4.25      3.75   3.38

Note: All amounts are rounded to the nearest cent


Shareholders

As of December 31, 1999, there were 1,128 holders of common stock.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

Management's discussion and analysis should be read in conjunction with the Company's audited Financial Statements including the Notes thereto included in this Form 10-KSB.

Balance Sheet Comparisons of 1999 with 1998

The Company's decrease in current assets of $153,763 (30.49%) was attributed to gold being sold from inventory, due to the lack of a significant discovery of gold, to maintain day-to-day operations. Mining property increased due to the acquisition of the Plumbago mine. Reduction of fixed assets (equipment) was attributed to the sale of two loaders. Total assets decreased $213,334 (9.57%).

The Company's total liabilities decreased $385,015 (48.10%). The primary decrease is due to (1) reduction in accounts payable and accrued compensation, (2) paydown of a notes payable to the bank and (3) conversion of notes payable to related parties into common stock.

Shares of the Company's common stock were issued during 1999 to (1) settle outstanding notes payable to related parties, (2) reduce the Company's obligation to a service provider, (3) compensation to key employees in conjunction with their re-hire and (4) purchase the Plumbago property. Twenty-five thousand shares of common stock were retired, which cancelled an outstanding notes receivable from employees.


Statement of Operations

(a) Comparison of 1999 with 1998

On February 12, 1999, the Company significantly altered its mining operation. Forty employees were terminated. Fourteen returned as independent contractors. Compensation was based upon a percentage of the gold mined and sold. On July 1, 1999, eight former employees remained as independent contractors. The scope of mining activities was reduced with emphasis placed on short term underground headings most likely to yield immediate gold. Effective October 2, 1999, a crew of 13 was re-hired and on the Company's payroll.

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

It is difficult to evaluate line by line changes in the financial statements due to the significant changes in operations over the reporting periods. Gold (dore), specimen and jewelry revenues decreased dramatically due to the diminished production of the mining operation as fewer miners worked underground. The decrease in total revenues for the year-end December 31, 1999 compared to year-end December 31, 1998 was not as pronounced due to supplemental timber harvest revenues during the latter part of the year.

Wages affected by the change in operation were due to (1) fewer employees and (2) reclassification into the contract labor category. Consumables, such as supplies, drayage and utilities, decreased because of the reduction in mining and the type of mining conducted commencing on February 12, 1999.

Interest expense increased $52,257 (163.56%) from $31,951 at December 31, 1998 to $84,208 at December 1999, due to accumulated interest on notes payable to related parties. The notes and interest were paid-in-full to the related parties in 1999.

Due to reduced operating levels and supplemental timber revenues, the Company's operating losses decreased from $666,909 ($.19/share) in 1998 to $308,784 ($.08/share) in 1999.


(b) Comparison of 1998 with 1997

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

The Company is dependent on continued recovery of gold and sales of gold from inventory to meet its cash needs. Although the Company has historically located an average of $1 million of gold over a five year period, there can be no assurance that the Company's efforts in any particular period will provide sufficient funding for the Company to continue operations. The Company has a fully extended line of credit with a bank.

If the Company's cash resources are inadequate and its gold inventory is depleted, the Company may seek debt or equity financing on the most reasonable terms available.


SUBSEQUENT EVENTS

(a) Year 2000

The Company has experienced no adverse effect from the Y2K phenomenon.

(b) Operations

The Mine Safety and Health Administration (MSHA) lifted its restrictive closure order on the Alleghany mine effective January 17, 2000. Accordingly, the Company re-established gold production from its properties in the Alleghany Mining District during the first quarter of 2000 and the production was adequate to pay operating expenses during this period without having to resort to outside financing. Although the Company is optimistic about its ability to continue gold production at the current or higher levels using an improved metal detection technology, there can be no assurances in the absence of proven reserves, that production at these levels can be sustained.



ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are attached at the end of this document.



ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                None.



PART III


ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 17, 2000. All of the officers of the Company serve at the pleasure of the board of directors.

Name                Age  Position  Officer Since  Director Since

Michael M. Miller    57  President
                          & Director    1983             1977

Charles I. Brown     68  Secretary
                          & Director    1990             1986

Sandor Holly         67  Vice President
                          of Technology
                          & Director    1999             1997

Scott K. Robertson   43  Treasurer
                           & Director   1999             1999


Michael M. Miller-Director, President and CEO

As President and Chief Executive Officer, Mr. Miller is responsible for the day-to-day operations of the Company. In 1975, Mr. Miller became the sole proprietor of the Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). Since 1991 he has served as a member of the Sierra County Planning Commission (Chairman in 1992, 1993, 1999 and 2000). Mr. Miller is licensed as a California Class A general engineering contractor. He is a member of the American Institute
of Mining Engineers.   In 1965, Mr. Miller received a B.A. from the
University of California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.


Charles I. Brown-Secretary and Director

Mr. Brown, from February 1, 1992 until his retirement on February 1, 1997, served as a Director and Executive Vice President, and as the Chief Financial Officer of Integrated Medical Systems, Inc. ("IMS"), which was acquired by Eli Lilly and Company in December 1995. From 1983 to 1992, he was active as a financial consultant to, and a director of, several banks and corporations. He was Chairman of American National Bank-Laramie, Laramie, Wyoming, Chairman of the Rawlins National Bank, Rawlins, Wyoming, Chairman of Prudential Bank of Denver, Colorado, and he continues to be a Director of Izzo Systems, Inc. From 1974 to 1982, he served as Senior Vice President and Director of Energy Fuels Corporation, a privately owned mining company acquired by Getty Oil Company in 1982. From 1959 to 1974, he served as Vice President/Finance and Director of Western Nuclear, Inc., acquired by Phelps Dodge Corporation in 1970. Prior to his retirement in 1997, he served as a Trustee of the Colorado State University Research Foundation and the Colorado Outward Bound School. He is a past member of the American Alpine Club. Mr. Brown received a Master of Business Administration, with distinction, from Harvard University in 1959 and a Bachelor of Arts, in geology, from Williams College in 1954. He was born in Bombay, India.


Sandor Holly-Vice-President of Technology & Director

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


Scott K. Robertson-Treasurer & Director

Mr. Scott K. Robertson has been active in the Company since 1984 as an outside accountant. In 1992, Mr. Robertson co-founded the CPA and business development firm Robertson, Woodford, & Francis, LLP located in Grass Valley, California. He is active as the director and owner of several companies including a medical start-up, KNCO AM & FM Radio in Grass Valley, an aromatherapy soap and bath products manufacturer and a toy company.

Mr. Robertson is also a past president of the Economic Resource Council, Rotary Club of Grass Valley and Nevada County Business Association, all located in Nevada County, California. He was an instructor at Sierra College for twelve years.

Mr. Robertson received his bachelor's degree in Business Economics in 1981 from the University of California at Santa Barbara, and his CPA certificate in 1986.


ITEM 10:  EXECUTIVE COMPENSATION

Remuneration of Directors and Executive Officers

Total compensation for each Director, excluding the President, consists of $750 per meeting attended and an annual $2,000 retainer effective January 1, 1994, and remains unchanged.

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


Management Remuneration for the Period Ended December 31, 1999

   Name/
Principal       Annual
Position         Year   Salary    Bonus  Compensation  Securities

Michael Miller/  1999  $ 75,000   -----     ------       ------
President & CEO  1998  $105,000   -----      -----        -----
                 1997  $105,000   -----      -----        -----

The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        150,000 shares       $ .6875 per share
     Issued June 30, 1998         50,000 shares       $2.13 per share
     Issued June 30, 1997         50,000 shares       $4.73 per share

These options vest ratably over a five year period beginning one year from the date of grant.

Non-qualified Stock Options granted to board members are summarized in the following table:

                               SHARES      EXERCISE PRICE     FULLY VESTED
                               ------      --------------     ------------
Issued June 30, 1999           15,000           $1.125       June 30, 2003
Issued June 30, 1998           10,000           $1.875       June 30, 2002
Issued June 30, 1997           10,000           $4.00        June 30, 2001

These options vest ratably over a four year period beginning one year from the date of grant and expire ten years after the date of grant.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class

Common     M. Blair Hull                654,274             16%
           Hull Trading Co.
           401 So. LaSalle, Suite. 505
           Chicago, IL  60605

Common     Kathy N. Hull                496,750             12%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller            420,999             10%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Charles I. Brown             263,592              6%
           Officer and Director
           Charles I. Brown Family Partnership, LTD
           PMB 31029, P.O. Box 185
           Wilson, WY  83014-0185

Common     Sandor Holly                  22,224             .5%
           Officer and Director
           23801 Ladrillo Street
           Woodland Hills, CA  91367

Common     Scott K. Robertson            27,850             .7%
           Officer and Director
           12391 Deer Park Drive
           Nevada City, CA  95945

Common     All Officers & Directors     734,665           17.7%
                (as a group)


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is detailed under Item 6: Management's Discussion and Analysis of Financial Condition and Results, and Note 3 Notes Payable to Related Parties in the Notes to Financial Statements.


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

By: /s/Michael M. Miller
Michael M. Miller
President and Director
March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Charles I. Brown
Charles I. Brown
Secretary and Director
March 29, 2000

/s/Scott K. Robertson
Scott K. Robertson
Treasurer and Director
March 29, 2000

/s/Sandor Holly
Sandor Holly
Vice President of Technology and Director
March 29, 2000

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                     INDEX TO FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES
                          (ITEM 14 (a) 1 and 2)


                                                 Page

Independent Auditor's Report                      F-1

Balance Sheet at December 31, 1999 and 1998       F-2

Statement of Operations for each of the three
    years in the period ended December 31, 1999   F-4

Statement of Stockholders' Equity for each of
    the three years in the period ended
           December 31, 1999                      F-5

Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999     F-6

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

                        INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Original Sixteen to One Mine, Inc.

     We have audited the accompanying balance sheet of Original Sixteen to One Mine, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Sixteen to One Mine, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

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


                                 Perry-Smith & Co., LLP
                                 Certified Public Accountants

Sacramento, California
March 3, 2000

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                             BALANCE SHEET

                      December 31, 1999 and 1998

                                       1999              1998
                                      ------            ------
     ASSETS

Current assets:
Cash                             $      680         $   25,338
Accounts receivable - trade          23,477             24,931
Accounts receivable - employees       6,653             24,982
Inventory                           308,420            414,246
Other current assets                 11,181             14,677
                                  ---------         ----------
  Total current assets              350,411            504,174
                                  ---------         ----------

Mining property (Note 2):
Real estate and property rights,
 net of depletion of $524,145       182,091            182,091
Real estate and mineral properties  473,323            415,263
Development costs, net              799,144            799,144
                                  ---------         ----------
                                  1,454,558          1,396,498
                                  ---------          ---------

Fixed assets at cost:
Equipment                           810,806            861,857
Buildings                           170,721            170,721
Vehicles                            184,805            188,540
                                 ----------         ----------
                                  1,166,332          1,221,118
                                 ----------         ----------
Less accumulated depreciation      (973,282)         (916,229)
                                  ---------         ----------
  Net fixed assets                  193,050            304,889
                                   ---------         ----------
Other assets, net of accumulated
 amortization of $54,955 and
 $49,163 in 1999 and 1998,
 respectively                         15,865             21,657
                                   ---------          ---------
                                  $2,013,884         $2,227,218
                                  ==========         ==========






                                 (Continued)
                                     F-2

              ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET
                          (Continued)

                   December 31, 1999 and 1998



LIABILITIES & STOCKHOLDERS' EQUITY

                                      1999               1998
                                     ------             ------
Current liabilities:

  Accounts payable & accrued
   compensation                   $  184,060         $  201,206
  Due to related parties (Note 4)     54,458              2,600
  Notes payable to related
   parties (Note 3)                                     300,000
  Notes payable due within one
   year (Note 5)                     176,801            294,027
                                   ---------         ----------
    Total current liabilities        415,319            797,833
                                   ---------         ----------
Notes payable due after one
 year (Note 5)                                            2,501
                                   ---------         ----------
Total liabilities                    415,319            800,334
                                   ---------         ----------


Stockholders' equity (Note 6):

  Common stock, par value $.10;
   10,000,000 shares authorized
   in 1999 and 1998; 4,154,340
   and 3,544,065 shares issued
   and outstanding in 1999 and
   1998, respectively               415,434            354,407
  Additional paid-in capital      1,758,978          1,373,540
  Notes receivable from employees                      (26,000)
Accumulated deficit                (575,847)          (275,063)
                                  ---------         ----------
    Total stockholders' equity    1,598,565          1,426,884
                                 ----------         ----------
                                 $2,013,884         $2,227,218
                                 ==========         ==========

             The accompanying notes are an integral
               part of these financial statements.
                                    F-3

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                       STATEMENT OF OPERATIONS

           For Years Ended December 31, 1999, 1998 and 1997

                                  1999        1998        1997
                                 ------      ------      ------
Revenues:
  Gold and jewelry sales       $  538,727  $1,466,702  $2,177,150
  Timber sales                    303,091
                               ----------  ----------  ----------
    Total revenues                841,818   1,466,702   2,177,150
                               ----------  ----------  ----------
Operating expenses:
  Salaries and wages              408,559   1,235,724  1,389,567
  Depreciation and amortization    94,212     136,907    227,534
  Contract labor                   93,908      27,568     42,768
  Telephone and utilities          70,497     129,745    117,374
  Taxes: property and payroll      91,651     159,860    160,778
  Insurance                       115,575     171,319    215,725
  Supplies                         45,977     162,901    302,374
  Small equipment and repairs      28,736      48,680     52,338
  Drayage                          21,799      59,757     72,140
  Promotion                         5,818       6,985     21,632
  Legal and accounting             46,241      62,006     72,359
  Other expenses                   48,358      41,607     80,271
                                ---------   ---------  ---------
    Total operating expenses    1,071,331   2,243,059  2,754,860
                                ---------   ---------  ---------
    Loss from operations         (229,513)   (776,357)  (577,710)

Other (expense) income:
  Interest expense & late charges (84,208)    (31,951)   (25,965)
  Other expense                    (7,665)    (10,495)   (10,444)
  Other income                     21,602      58,894     13,302
                                ---------   ---------   --------
    Total other (expense) income  (70,271)     16,448    (23,107)
                                ---------   ---------   --------
    Loss before income taxes     (299,784)   (759,909)  (600,817)

Income tax expense
  (benefit)(Note 7)                 1,000     (93,000)  (281,000)
                                ---------   ---------  ---------
  Net loss                      $(300,784)  $(666,909) $(319,817)
                               ==========   =========  =========
Basic and diluted loss per
 share of common stock
 (Note 10)                     $    (.08)   $    (.19) $    (.09)
                               ==========    =========  =========

              The accompanying notes are an integral
                part of these financial statements.

                                      ORIGINAL SIXTEEN TO ONE MINE, INC.

                                      STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Years Ended December 31, 1998, 1997 and 1996
                                                                        NOTES
                                                                     RECEIVABLE                    TOTAL
                                 COMMON STOCK           PAID-IN         FROM         RETAINED STOCKHOLDERS'
                              SHARES        AMOUNT      CAPITAL       EMPLOYEES      EARNINGS     EQUITY
                            ---------   -----------   -----------   -----------    -----------  -----------
Balance, January 1, 1997    3,504,065       350,407     1,321,204       (26,000)       711,663    2,357,274

Issuance of stock under
   stock option plan (Note 9)  30,000         3,000        36,000                                    39,000

Net loss                                                                              (319,817)    (319,817)
                            ---------   -----------   -----------   ------------   -----------  -----------
Balance, December 31, 1997  3,534,065       353,407     1,357,204       (26,000)       391,846    2,076,457

Issuance of stock
   for supplies (Note 9)       10,000         1,000        16,336                                    17,336

Net loss                                                                              (666,909)    (666,909)
                            ---------    -----------  ------------  -------------  ------------  ----------

Balance, December 31, 1998  3,544,065    $  354,407   $ 1,373,540    $   (26,000)  $(275,063)   $ 1,426,884

Issuance of stock for
  purchase of mining
  property (Note 2)            46,250         4,625        41,625                                    46,250

Issuance of stock for
  services (Note 4)            25,000         2,500        22,500                                    25,000

Issuance of stock for
  conversion of related
  party notes payable and
  related interest and
  expenses (Note 3)          512,889         51,289       333,349                                   384,638

Issuance of stock to
  employees (Note 4)          46,136          4,613        11,964                                    16,577

Retired common stock
  (Note 6)                   (20,000)        (2,000)      (24,000)         26,000

Net loss                                                                              (300,784)    (300,784)
                            ---------    ----------   -----------    ------------   ----------  -----------
Balance, December 31, 1999  4,154,340    $  415,434   $ 1,758,978    $          0   $ (575,847) $ 1,598,565
                            =========    ==========   ===========    ============   ==========  ===========

                                   The accompanying notes are an integral
                                     part of these financial statements.
                                                     F-5

                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                     STATEMENT OF CASH FLOWS

       For the Years Ended December 31, 1999, 1998 and 1997


                                 1999         1998         1997
                              ---------   ----------   ----------
Cash flows from operating
      activities:
  Net loss                   $ (300,784)  $ (666,909)  $ (319,817)
  Adjustment to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
      Depreciation and
        amortization             94,212      136,907      227,534
      Decrease (increase) in
        accounts receivable      19,783       47,185      (70,696)
      Decrease in inventory     105,826      218,430      505,365
      Decrease (increase) in
        other current assets      3,496        7,904       (3,356)
      Increase in accounts
        payable due to related
        parties and accrued
        compensation             34,712       49,760       17,048
      Issuance of common stock
        in lieu of cash         126,215
      Decrease in deferred
        income tax                           (94,000)    (281,000)
      Gain on sale of asset                                (5,797)
                              ----------   ---------    ---------

          Net cash provided
            by (used in)
            operating
            activities            83,460    (300,723)      69,281
                              ----------    --------   ----------

Cash flows from investing
        activities:
  Purchase of fixed assets
    and mining property         (11,810)      (8,167)     (98,768)
  Disposition of fixed assets    23,419                    27,664
                                ---------    --------    --------
          Net cash provided
            by(used in)
            investing
            activities           11,609       (8,167)     (71,104)
                               ---------    --------    ---------


                                 (Continued)

                ORIGINAL SIXTEEN TO ONE MINE, INC.

                      STATEMENT OF CASH FLOWS
                            (Continued)
        For the Years Ended December 31, 1998, 1995 and 1996

                                 1999          1998          1997
                              ----------    ----------    ----------
Cash flows from financing
         activities:
  Increase (decrease) in
    related party advances                  $  279,600   $  (31,000)
  Repayment of notes payable  $ (119,727)     (299,438)      (4,381)
  Issuance of notes payable                    289,614       31,016
  Proceeds from exercised
   stock options                                             39,000
                               ---------    ----------    ---------
        Net cash (used in)
          provided by
          financing
          activities            (119,727)      269,776       34,635
                               ---------     ---------     --------
        (Decrease) increase
          in cash                (24,658)      (39,114)      32,812

Cash at beginning of year         25,338        64,452       31,640
                               ---------     ---------    ---------
Cash at end of year           $      680     $  25,338    $  64,452
                              ==========     =========    =========

Supplemental schedule of
  cash payments:

  Cash paid during the
        year for:
    Interest expense          $  84,208      $  31,951    $  25,965
    Income taxes              $     800                   $   6,085

Supplemental schedule of
  noncash inventing and
  financing activities:

  Purchase of mining property
    with issuance of the
    Company's restricted
    common stock (Note 2)     $  46,250

  Cancellation of account
    payable through issuance
    of the Company's common
    stock (Notes 4 and 10))   $  27,600       $  17,336

  Conversion of related
    party notes payable to
    Company's restricted
    common stock (Note 3)     $ 300,000

  Compensation, interest and
    other expenses settled
    with issuance of
    restricted stock (Notes
    3 and 4)                  $  98,615

  Retirement of note
    receivable in exchange
    for return of common
    stock (Note 6)            $  26,000

                      The accompanying notes are an integral
                        part of these financial statements

                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                   NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Original Sixteen to One Mine, Inc. (the "Company"), a California corporation, was incorporated in 1911 and is actively involved in operating gold mines in Alleghany, California.


Inventory

Inventory consists of gold bullion, specimens and jewelry recorded at the quoted market price for gold bullion. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Gold bullion held in the Company's name by the smelter is accounted for using
the FIFO method.   All other gold inventory is accounted for using the
specific identification method. The Company stores approximately 120 fifty-five gallon barrels of sulfides, a mining byproduct containing gold particles on its property. The sulfides are excluded from the Company's inventory due to significant uncertainties related to estimating the gold content and the related recovery costs.


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


Timber Revenue

During 1999, mining operations were supplemented by harvesting timber on property owned by the Company. The Company's timber reserves are not recorded because management has not determined an estimated value. Accordingly, timber revenues are recorded, net of expense, at the date of harvest.


Mine Rehabilitation

The costs of mine rehabilitation are expensed as incurred.


Development Costs

In February, 1994, the Company began development of a new winze into unexplored ground. Costs associated with the development have been capitalized. Development was complete at December 31, 1996. Based upon previous mine experience, management estimates that gold production from the new winze will approximate 50,000 troy ounces. Accordingly, capitalized development costs are being amortized using the units of production method. Amortization expense for the year ended December 31, 1998 totaled $17,876. This area was not mined in 1999. Accordingly, the Company did not record amortization expense.


Other Assets

Other assets include payments for lease rights to certain mineral property which are being amortized over their estimated useful lives of ten years.


Income Taxes

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. The principle items causing these temporary differences are net operating loss carryovers, development costs and tax recognition of gold sales.


Revenue Recognition

As they are mined, gold specimens are recorded in inventory and revenue is recognized using quoted market prices for gold. Gold production from ore is recognized when the gold has been milled from the ore. Changes in quoted market prices subsequent to mining are charged or credited to income for gold remaining in the Company's inventory at the date of the price change. Jewelry and gold specimen sales prices generally include a premium over the quoted market price of gold. Such premiums are recognized at the date of sale.


Earnings per Share

Basic EPS, which excludes dilution, is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.


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


Restricted Common Stock

Shares of the Company's restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction. At December 31, 1999 and 1998, the Company's stock transfer agent indicated 1,099,542 and 509,267 shares are restricted.


Reclassifications

Certain reclassifications have been made to prior year balances to conform to classifications used in 1999.


2.  MINING PROPERTY

The original mining property is carried on the books at its March 1, 1913, value of $379,000 as determined for depletion purposes in connection with Federal income taxes. The value, together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. In 1996 additional costs totaling $76,574 were capitalized related to the legal defense of certain mining claims. Subsequent purchases of real estate and mineral properties include the Brown Bear mine in 1994 for $300,000 and the Plumbago mine in 1999 in exchange for 50,000 restricted shares of the Company's common stock (3,750 of those shares to be issued in 2000).


3.  NOTES PAYABLE TO RELATED PARTIES

During 1998, notes payable to related parties consisted of $300,000 in unsecured notes, convertible to common stock at $1.75 per share, to Board members, the President and shareholders. The notes bore interest at 10% and were due May 1, 1999. The Company was in default under the terms of these notes and ultimately settled the notes by issuing common stock to the note holders at $.75 per share. Certain other obligations to these individuals totaling $39,667 were also settled through the issuance of common stock at $.75 per share (which approximated the market price at the issuance date).


4.  RELATED PARTY TRANSACTIONS

In June 1999, the Company negotiated with a service provider to settle an outstanding trade payable. The service provider waived interest charges and accepted 25,000 shares of restricted stock in return for a $25,000 reduction in the Company's obligation. Subsequent to the completion of the negotiated settlement, a principal owner of the service provider was appointed to the Company's Board of Directors. At December 31, 1999, the remaining balance due of $17,000 is included in amounts due to related parties.

Accrued compensation totals $37,458 and represents a six-month salary deferral voluntarily accepted by the Company's President. Additionally, employees received 46,136 shares of common stock for services provided to the Company. Compensation expense totaling $16,577 was recognized in conjunction with the awarding of these shares.


5.  NOTES PAYABLE

Notes payable at December 31, 1999 and 1997 are as follows:

                                                1999           1998
                                              --------       --------
Notes payable to bank; secured by
  accounts receivable and inventory;
  interest only payments commencing
  March 1, 1999 with principal and
  interest due July 1, 2000; interest
  at the bank's prime rate plus 2.5%
  (11.0%) at December 31, 1999)             $  100,000      $  199,519

Note payable to bank; secured by
  accounts receivable and inventory;
  due in monthly installments of
  $2,090 including interest; interest
  due monthly at the bank's prime rate
  plus 3% (11.5% at December 31, 1999)          76,801          90,095

Other                                                            6,914
                                            ----------       ---------

                                               176,801         296,528

Less current portion                          (176,801)      (294,027)
                                            ----------       ---------

Notes payable due after one year            $        -      $    2,501
                                            ==========      ==========


5.  STOCKHOLDERS' EQUITY

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

In 1999, 195,000 incentive and 15,000 non-qualified options were issued to employees and directors. The incentive options vest ratably over a five year period beginning one year from the grant date and expire ten years from the grant date. The non-qualified options vest ratably over a four year period beginning one year from the grant date and expire ten years from the grant date. The average exercise price is $.71, which approximates the fair market value of the stock on the date of issuance.

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

The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized under its stock option plan. Consistent with the disclosure provisions of SFAS 123, the fair value of each option granted is estimated to be approximately $.30 and $.88 in 1999 and 1998, respectively, using an option-pricing model and the following assumptions:

                                                1999          1998
                                              --------      --------
  Dividend yield (not applicable)
  Expected volatility                             101%          101%
  Risk-free interest rate                           5%            5%
  Expected option life                        10 years      10 years

As discussed above, the options granted vest over four to five years. The pro forma effect on the 1999 and 1998 losses for options vesting in those years is not material.

A summary of the activity within the plan follows:

                     1999               1998             1997
              -----------------  ----------------- ------------------
                        Weighted           Weighted          Weighted
                        Average            Average           Average
                       Exercised          Exercised         Exercised
               Shares    Price    Shares    Price    Shares    Price
              -------- --------- -------- --------- -------- --------

Options out-
  standing,
  beginning
  of year     377,000   $ 3.02   171,000   $ 4.42    45,000   $ 2.39

  Options
  exercised                                         (30,000)  $ 1.30

  Options
  canceled   (248,000)  $ 2.85   (10,000)  $ 4.31

  Options
  granted     210,000   $  .71   216,000   $ 1.98   156,000   $ 4.40
             --------           --------           --------

Options out-
  standing,
  end of
  year        339,000   $ 1.71   377,000   $ 3.02   171,000   $ 4.42
             ========           ========            =======

Options
  exercis-
  able, end
  of year      42,050   $ 3.79    37,700   $ 4.43     3,000   $ 4.56
            =========           ========           ========

A summary of options outstanding at December 31, 1999 follows:

 Range   Number of Options   Weighted Average   Number of Options
  of        Outstanding          Remaining         Exercisable
Exercise    December 31,     Contractual Life      December 31,
 Prices         1999                                   1999
--------  ----------------   ----------------   -----------------
$4.56          5,000            6.5 years              3,750
$4.74         50,000            8.5 years             20,000
$1.94          4,000            8.5 years                800
$2.13         50,000            8.5 years             10,000
$4.00         10,000            7.5 years              5,000
$1.88         10,000            8.5 years              2,500
$ .63         45,000            9.5 years
$ .69        150,000            9.5 years
$1.12         15,000            9.5 years
          ----------------                       ---------------
             339,000                                  42,050
          ================                       ===============

In 1999, the Company purchased and retired 20,000 shares of stock issued to an employee in exchange for a $26,000 note receivable. The note receivable and accrued interest were forgiven concurrent with the retirement of shares.


7.  INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                              Federal       State        Total
                             ---------    ---------    ---------

1999
Current                                   $    1,000    $   1,000
Deferred
                             ---------    ----------     ---------
   Income tax expense        $    -       $    1,000    $   1,000
                             ==========   ===========   ==========
1998
Current                                   $    1,000    $   1,000
Deferred                     $ (58,000)      (36,000)     (94,000)
                             ----------   -----------   ----------
   Income tax benefit        $ (58,000)   $  (35,000)   $ (93,000)
                             ==========   ===========   ==========
1997
Current                                   $    1,000    $   1,000
Deferred                     $(202,000)      (80,000)    (282,000)
                             ---------    -----------   ----------
   Income tax benefit        $(202,000)   $ (79,000)    $(281,000)
                             ==========   ==========    ==========

Deferred tax assets (liabilities) are comprised of the following:

                                        1999            1998
                                      --------        --------
Deferred tax assets:
  Net operating loss carryover       $ 469,000       $ 382,000
  Accounts payable
    and other liabilities               83,000          68,000
  Alternative minimum tax credit       100,000         100,000
                                     ---------       ---------

      Total deferred tax assets        652,000         550,000
                                     ----------     ----------

Deferred tax liabilities:
  Tax basis recognition
    of gold revenue                   (132,000)       (178,000)
  Book basis of mineral
    property & fixed assets           (196,000)       (148,000)
  State tax liability                   (6,000)         (4,000)
                                     ----------      ----------
      Total deferred tax liabilities  (334,000)       (330,000)

Valuation allowance                   (318,000)       (220,000)
                                     ----------     -----------
      Net deferred tax assets
        (liabilities)                $       0      $        0
                                     ==========     ===========

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

A reconciliation of the income tax benefit per the U.S. Federal statutory rate to the reported income tax expense follows:

                                  1999        1998        1997
                                --------    --------    --------
U.S. Federal statutory rate
  applied to pre-tax loss     $  (97,000) $ (302,000) $ (204,000)

Tax benefit of net
  operating loss                                         (45,000)

Valuation allowance               98,000     220,000

Other                                        (11,000)    (32,000)
                               ---------    ---------   ---------
      Income tax expense
          (benefit)           $    1,000  $  (93,000) $ (281,000)
                              ==========  =========== ===========

The Company had the following Federal and State net operating loss carryforward at December 31, 1999:

                                      Net Operating
                                           Loss            Expiration
                                      Carryforward            Date
                                      ------------         ----------
       Federal                        $   276,000             2006
                                           49,000             2007
                                            7,000             2011
                                          151,000             2012
                                          545,000             2018
                                          230,000             2019
                                      -----------
                                      $ 1,258,000
                                      ===========

       State                          $    78,000             2002
                                          274,000             2003
                                          115,000             2004
                                      -----------
                                      $   467,000
                                      ===========


8.  SAVINGS INCENTIVE MATCH PLAN

The Company's Savings Incentive Match Plan for Employees (SIMPLE) is available to all employees who meet the Plan's eligibility requirements. All contributions under the plan are fully vested and non-forfeitable. The Company has the option to make matching or non-elective contributions to the Plan. For the years ended December 31, 1999 and 1998, the Company contributed $5,338 and $5,060, respectively.


9.  FINANCIAL INSTRUMENTS

The Company adopted SFAS 107, "Disclosures About Fair Value of Financial Instruments", on January 1, 1995. SFAS 107 requires that the Company disclose estimated fair values for certain financial instruments. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued compensation, notes payable and notes receivable from employees approximated fair value as of December 31, 1999 and 1998, because of the relatively short maturity of these instruments. The carrying value of inventory is based upon quoted market prices.


10.  EARNINGS PER SHARE

Earnings per share are calculated below by dividing the net loss by the weighted average number of shares outstanding. The weighted average number of shares outstanding is determined by the relative portion of time within each year that the shares have been outstanding to the whole year.

                                                Weighted
                                                 Average
                                                Number of
                                  Net (Loss)     Shares      Per Share
     For the Year Ended            Income      Outstanding     Amount
---------------------------      -----------   -----------   -----------

December 31, 1999

  Basic and dilutive
     loss per share              $ (300,784)    3,675,908     $    (.08)
                                 ==========     =========     =========

December 31, 1998

  Basic and dilutive
     loss per share              $ (666,909)    3,539,065     $    (.19)
                                 ==========     =========     =========

December 31, 1997

  Basic and dilutive
     loss per share              $ (319,817)    3,519,066      $   (.09)
                                 ==========     =========      ========

For the years ended December 31, 1999, 1998 and 1997, conversion of outstanding stock options was not assumed because assumed conversion would have an anti-dilutive effect on earnings per share.


11.  FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred net losses of $300,784, $666,909 and $319,817 in 1999, 1998 and 1997, respectively. In addition, current liabilities exceed current assets by $64,908 at December 31, 1999. To meet current obligations as they become due, the Company must achieve and sustain profitable operations.

In 1999, Management implemented a plan that included reducing operating expenses, harvesting timber on Company land, negotiating the conversion of notes payable to common stock and obtaining additional equity financing from an outside source. Management was successful in implementing the plan outlined with the exception of obtaining additional outside equity financing. Operating losses were reduced but not eliminated. Management plans to continue harvesting timber and seeking outside equity investments to provide sufficient working capital to sustain mining operations in the event gold production and revenue are inadequate.