Form 10QSB
period 2000-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2000-05-15
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                       FORM 10-QSB



                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended March 31, 2000            Commission File No. 001-10156



                            ORIGINAL SIXTEEN TO ONE MINE, INC.
                  (Exact name of registrant as specified in its charter)



                   CALIFORNIA                            94-0735390
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporated or organization

                     Post Office Box 909, Alleghany, CA  95910
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

                        Yes:  X                      No:



As of March 31, 2000, 4,154,340 shares of Common Stock, par value $.10 per share, were issued and outstanding.



                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                       March 31, 2000 and December 31, 1999

                                        March 31, 2000     December 31, 1999
ASSETS

Current Assets

Cash                                     $       74             $      680
Accounts receivable                          21,343                 30,130
Inventory                                   440,990                308,420
Other current assets                         10,729                 11,181
                                         ----------             ----------
     Total current assets                   473,136                350,411
                                         ----------             ----------

Mining Property

Real estate and property rights
   net of depletion of $524,145             182,091                182,091
Mineral property                            472,403                473,323
Development costs, net of amortization
   of $98,841 at March 31, 2000 and
   December 31, 2000                        799,144                799,144
                                         ----------             ----------
                                          1,453,638              1,454,558
                                         ----------             ----------
Fixed Assets at Cost

Equipment                                   853,800                810,806
Buildings                                   170,721                170,721
Vehicles                                    184,805                184,805
                                         ----------             ----------
                                          1,209,326              1,166,332
Less accumulated depreciation            (1,023,082)              (973,282)
                                         ----------             ----------
     Net fixed assets                       186,244                193,050
                                         ----------             ----------
Other Assets

Net of accumulated amortization              14,900                 15,865
                                         ----------             ----------

     Total Assets                        $2,127,918             $2,013,844
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable & accrued compensation  $  301,078             $  184,060
Due to related party                          3,750                 54,458
Notes payable                               218,307                176,801
                                         ----------             ----------
     Total Current Liabilities              523,135                415,319
                                         ----------             ----------
     Total Liabilities                      523,135                415,319
                                         ----------             ----------

Stockholers' Equity

Capital stock, par value $.10 -
  10,000,000 shares authorized:
  4,154,340 shares issued and
  outstanding as of March 31, 2000
  and December 31, 1999, respectively       415,434                415,434
Additional paid-in capital                1,758,978              1,758,978
Retained earnings                          (569,629)              (575,847)
                                         ----------             ----------
     Total Stockholders' Equity           1,604,783              1,598,565
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $2,127,918             $2,013,884
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings
          For the Three Months Ended March 31, 2000 and 1999

                                  Three Months Ended March 31,
                                    2000                1999
Revenues:
  Gold & jewelry sales        $   304,163          $   420,209
  Timber sales                      8,138
                              -----------          -----------
     Total revenues               312,301              420,209
                              -----------          -----------
Operating expenses:
  Salaries and wages              140,489              211,457
  Contract labor                    1,087               35,332
  Telephone & utilities            15,574               26,931
  Taxes - property & payroll       14,249               36,349
  Insurance                        10,891               34,568
  Supplies                         21,948               18,929
  Drayage                           5,003                6,351
  Promotion                           501                  514
  Office expenses                   7,498                6,462
  Legal and accounting             27,120               10,446
  Depreciation & amortization      50,765               28,448
  Other expenses                    6,221               21,460
                               ----------          -----------
  Total operating expenses        301,346              437,247
                               ----------          -----------
    Income (loss)
      from operations              10,955              (17,238)

Other Income & (Expense):
  Other income (expense)           (4,737)             (14,721)
                               ----------          -----------
Profit (loss) before taxes          6,218              (30,959)
                             ============         ============

Basic and diluted profit
   (loss) per share                    -                ($0.01)
                                  ======                ======


                              See Accompanying Notes

                      Original Sixteen To One Mine, Inc.
                           Statement of Cash Flows
            Three Months Ended March 31, 2000 and March 31, 1999

                                            Three Months Ended March 31,
                                            2000                   1999
                                       --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                      $       6,220         $     (31,759)
Adjustments to reconcile net profit
  (loss) to net cash provided by
  operating activities:
     Depreciation and amortization            50,765                 27,000
     Decrease in accounts receivable           8,787                 11,777
     (Increase)Decrease in inventory        (132,570)               (53,595)
     Decrease in other current assets            452                  2,123
     Increase in accounts payable
       and accrued compensation              117,018                 33,091
     Increase is accrued expenses                  -                 17,084
     Decrease in corporate income
       Taxes payable                               -                      -
                                        ------------             ----------
  Net cash (used) by operating activities     50,672                  5,721
                                        ------------            -----------

Cash Flows From Investing Activities:

  Proceeds from sale of fixed assets               -                      -
  Purchase of fixed assets                   (42,994)                     -
  Proceeds from sale of land                     920                      -
                                       -------------            -----------

  Net cash provided by investing
    activities                               (42,074)                     -
                                       -------------            -----------

Cash Flows From Financing Activities

  Payments made on notes payable                   -                 (4,747)
  Payments made to employees for advances
    made to the Company                      (50,710)                     -
  Proceeds from additional borrowings         41,506                      -
  Proceeds from sale of common stock               -                      -
                                        ------------           ------------
  Net cash provided (used) by
    financing activities                      (9,204)                (4,747)
                                        ------------           ------------
  (Decrease) increase in Cash                   (606)                   974

Cash, beginning of year                          680                 25,338
                                        ------------           ------------
Cash, end of period                     $         74           $     26,312
                                        ============           ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                                           $      7,048
                                        ============           ============
    Income taxes                        $        800           $          -
                                        ============           ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

1. In the opinion of management, the financial statements contain all adjustment (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2000 and December 31, 1999, the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.

2. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-KSB. The results of operations for the three month period ended March 31, 2000 may not necessarily be indicative of the operating results for the full year.

3. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.
Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term related to the ability of the Company to recover capitalized development costs. In the event the capitalized 2283 winze area is abandoned, recovering the capitalized development cost may not be possible.


2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BALANCE SHEET COMPARISONS
The Company's increase in assets of $114,074 or 5.7% was attributed primarily to gold mined during the three month period ending March 31, 2000 and processed into inventory. Additionally, the increase of $42,994 in fixed assets directly reflects the purchase of a compressor and related equipment.

The Company's total liabilities increase of $107,816 reflects the loan for the purchase of equipment, additional unpaid interest and increases in accounts payable. The increase was offset by the payment of compensation due to the President.


STATEMENT OF INCOME AND RETAINED EARNINGS
It is difficult to evaluate line-by-line changes in the financial statements due to the significant changes in operations during the comparative reporting periods. On February 12, 1999, the Company significantly altered its mining operation. Forty employees were terminated. Fourteen returned as independent contractors. Compensation was based upon a percentage of the gold mined and sold. Effective October 2, 1999, a crew of 13 was re-hired and on the Company's payroll. Seventeen employees are on the Company's payroll at March 31, 2000.

Due to the significant changes in operations, expenses for the period ending March 31, 2000 were reduced by $135,901 for the same period ending March 31, 1999. Revenues also decreased the first quarter of 2000 compared to the same period in 1999 directly related to the change in operations.

For the period ended March 31, 2000, the Company recorded a profit of $6,220 (before taxes) compared to a loss of $30,959 for the same period in 1999.


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

Dated:  May 12, 2000