Form 10QSB
period 2000-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2000-08-14
CIK 74925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                 FORM 12b-25

                        NOTIFICATION OF LATE FILING

                                                SEC FILE NUMBER: 001-10156

Check One:

/ /Form 10-K   / / Form 20-F   / /Form 11-K   /X/Form 10-Q   / /Form N-SAR

                     For Period Ended:  June 30, 2000

  / /Transition Report on Form 10-K         / /Transition Report on Form 20-F
  / /Transition Report on Form 11-K         / /Transition Report on Form 10-Q
                    / /Transition Report on Form N-SAR
For the Transition Period Ended:_____________________________________________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: Not Applicable


PART I -  REGISTRANT INFORMATION

Full Name of Registrant:  Original Sixteen to One Mine, Inc.

Former Name if Applicable:  Not Applicable

Address of Principle Executive Office:  527 Miners Street

City, State and Zip Code:  Alleghany, California  95910

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

/X/ (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

/X/ (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

/ / (c) The accountant's statement or other exhibit required by Rule 13b-25(c) has been attached if applicable.


PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Original Sixteen to One Mine, Inc., experienced a complete loss of its general ledger information requiring extensive time in reconstructing detail data to its accounting software program. This deliquency could not be avoided without unreasonable effort or expense;


PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

       Michael M. Miller             (530)               287-3223
          (Name)                  (Area Code)        (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such reports(s) been filed? If answer is no, identify report(s).

                  /X/  Yes                      / /  No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion there of?

                  / /  Yes                     /X/  No

   If so, attached an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

_____________________________________________________________________________


                      Original Sixteen to One Mine, Inc.
                (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized:

Date:  August 14, 2000               By:  /s/ Michael M. Miller
                                              Michael M. Miller
                                              President