Form 10QSB/A
period 2000-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2000-08-21
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-QSB



                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended June 30, 2000            Commission File No. 001-10156



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

                        Yes:  X                      No:



As of June 30, 2000, 4,154,340 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I

Item 1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                       June 30, 2000 and December 31, 1999


                                        June 30, 2000     December 31, 1999
                                        -------------     -----------------
ASSETS

Current Assets

Cash                                     $   34,726             $      680
Accounts receivable                          59,974                 30,130
Inventory                                   424,016                308,420
Other current assets                          8,441                 11,181
                                         ----------             ----------
     Total current assets                   527,157                350,411
                                         ----------             ----------

Mining Property

Real estate and property rights
   net of depletion of $524,145             182,091                182,091
Mineral property                            472,403                473,323
Development costs, net of amortization
   of $98,841 at June 30, 2000 and
   December 31, 2000                        799,144                799,144
                                         ----------             ----------
                                          1,453,638              1,454,558
                                         ----------             ----------
Fixed Assets at Cost

Equipment                                   873,450                810,806
Buildings                                   170,721                170,721
Vehicles                                    184,805                184,805
                                         ----------             ----------
                                          1,228,976              1,166,332
Less accumulated depreciation            (1,010,816)              (973,282)
                                         ----------             ----------
     Net fixed assets                       218,160                193,050
                                         ----------             ----------
Other Assets
   net of amortization of $55,920
   and $54,955 in 2000 and 1999,
   respectively                              14,900                 15,865
                                         ----------             ----------

     Total Assets                        $2,213,855             $2,013,884
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable & accrued compensation  $  305,804             $  184,060
Due to related party                        133,260                 54,458
Notes payable                               205,804                176,801
                                         ----------             ----------
     Total Current Liabilities              644,868                415,319
                                         ----------             ----------
     Total Liabilities                      644,868                415,319
                                         ----------             ----------

Stockholders' Equity

Capital stock, par value $.10 -
  10,000,000 shares authorized:
  4,154,340 shares issued and
  outstanding as of June 30, 2000
  and December 31, 1999, respectively       415,434                415,434
Additional paid-in capital                1,758,978              1,758,978
Retained earnings                          (605,425)              (575,847)
                                         ----------             ----------
     Total Stockholders' Equity           1,568,987              1,598,565
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $2,213,855             $2,013,884
                                         ==========             ==========

                              See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                             Statement of Operations

                              Three Months Ending     Six Months Ending
                              6/30/00     6/30/99     6/30/00   6/30/99
                             --------    --------     -------   -------
Revenue:
Gold & jewelry sales       $  138,949 $  107,701  $  443,112 $  527,910
Timber sales                   67,569          0      75,706          0
                           ---------- ----------  ---------- ----------
  Total revenue            $  206,518 $  107,701  $  518,818 $  527,910
                           ---------- ----------  ---------- ----------

Expenses:
Salaries and wages            175,661     27,741     316,150    286,259
Depreciation & amortization    18,742     29,896      38,500     58,344
Contract labor                      -     55,215           -    90,547
Telephone and utilities        22,498     15,448      38,072     42,378
Property taxes & permit
  fees                         14,014     15,455      28,263     27,962
Insurance                       7,394     11,034      18,285     21,933
Supplies                       20,645      6,771      42,593     33,925
Drayage                        12,515      5,353      17,518     11,705
Office expenses                11,462     10,896      18,960     18,504
Legal and accounting            4,318     24,670      31,438     38,319
Other expenses                (24,366)     1,726      14,450     11,577
                             --------    -------    --------   --------
     Total Expenses           262,883    204,205     564,229    641,453
                             --------    -------    --------   --------

Loss from Operations          (56,365)   (96,504)    (45,411)  (113,543)


Other Income & (Expense):      21,370    (23,633)     16,633    (38,354)
                             --------   --------    --------   --------
Loss Before Taxes             (34,995)  (120,137)    (28,778)  (151,897)

Provision for Income Tax          800        800         800        800
                             --------    -------     -------   --------
Net Loss                    $ (35,795) $(120,937)  $ (29,578) $(152,697)
                            ========== =========   =========  =========

Basic and diluted
  loss per share               $(0.01)    $(0.03)     $(0.01)    $(0.04)
                                -----      -----       -----      -----

                                   June 30, 2000          June 30, 1999
                                   -------------          -------------
Weighted average
  shares outstanding                  4,154,340              3,572,765

                              See Accompanying Notes

                      Original Sixteen To One Mine, Inc.
                           Statement of Cash Flows
                Six Months Ended June 30, 2000 and June 30, 1999

                                     Six Months Ended       Six Months Ended
                                          6/30/00                6/30/99
                                     ----------------       ----------------
Cash Flows From Operating Activities:

Net loss                               $     (29,578)        $    (152,699)
Adjustments to reconcile net profit
  (loss) to net cash provided by
  operating activities:
     Depreciation and amortization            38,500                 58,343
     (Increase)Decrease in
       accounts receivable                   (29,845)                 3,622
     (Increase)Decrease in inventory        (115,596)                (8,452)
     Decrease in other current assets          2,740                    930
     Increase in accounts payable
       and accrued compensation              293,254                 57,922
                                        ------------             ----------
  Net cash provided (used) by
    operating activities                     159,475                (40,334)
                                        ------------            -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                   (62,644)                     -
  Proceeds from sale of land                     920                      -
                                       -------------            -----------

  Net cash used in investing
    activities                               (61,724)                     -
                                        ------------            -----------

Cash Flows From Financing Activities

  Payments made on notes payable             (70,997)                (9,518)
  Advances from related parties                7,292                      -
  Proceeds from additional borrowings              -                      -
  Proceeds from sale of common stock               -                 25,000
                                        ------------           ------------
  Net cash (used) provided by
    financing activities                     (63,705)                15,482
                                        ------------           ------------
  Increase (Decrease) in Cash                 34,046                (24,852)

Cash, beginning of year                          680                 25,338
                                        ------------           ------------
Cash, end of period                     $     34,726           $        486
                                        ============           ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                    $     13,287           $     14,285
                                        ============           ============
    Income taxes                        $        800           $          -
                                        ============           ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

1. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2000 and December 31, 1999, the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999.

2. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-KSB. The results of operations for the six month period ended June 30, 2000 may not necessarily be indicative of the operating results for the full year.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BALANCE SHEET COMPARISONS
The Company's increase in total assets of $200,011 or 9.9% was attributed primarily to gold mined during the first quarter ending March 31, 2000 and retained in inventory. Additionally, the increase of $62,644 in equipment directly reflects the purchase of a compressor and related equipment.

Cash flow difficulties at the end of the period resulted in increased accounts payable. The wage liability to the Company's president increase by approximately $11,500 during the first six months of 2000. Additionally, a shareholder made a short term advance and pre-purchased slab material to facilitate cash flow. The Company's total liabilities increased $229,549 (55.3%) for the period.

Subsequent to June 30, 2000, the Company received payments from timber harvesting. The Company used these funds to reduce accounts and notes payable by approximately $173,000 at August 16, 2000.


STATEMENT OF OPERATIONS
It is difficult to evaluate line-by-line changes in the financial statements due to the significant changes in operations during the comparative reporting periods. On February 12, 1999, the Company significantly altered its mining operation. Forty employees were terminated. Fourteen returned as independent contractors. Compensation was based upon a percentage of the gold mined and sold. Effective October 2, 1999, a crew of 13 was re-hired and on the Company's payroll. Eighteen employees are on the Company's payroll at June 30, 2000.

The Company's net loss for the three and six month periods ended June 30, 2000 totaled $35,796 and $29,578, decrease in net loss of $85,141 and $123,119, respectively, for the same period in 1999. The improved operating results are primarily attributable to timber sales and the reduction of labor costs (salaries, wages and contract labor).

Timber revenue for the three and six month periods ended June 30, 2000 totaled $67,568 and $75,706, respectively. The Company uses timber revenues to supplement mining revenues to sustain operations in periods of lower gold production. The timber industry is highly regulated and restrictive; however, the Company has an approved five year timber harvest plan with the State of California Department of Forestry for both its Sierra and Trinity county properties. The harvesting operation was not in place during the six month period ended June 30, 1999.

Due to the significant changes in operations and reemployment of a mining crew, salaries and wages combined with contract labor expense for the three-month period ending June 30, 2000 increased $92,705 (111.8%) compared to the same three-month period in 1999. For the six-month period ending June 30, 2000, salaries and wages combined with contract labor decreased $60,656 (16.1%). This decrease resulted from the use of an employed workforce in a period of lower gold production compared to the use of contract labor in a period of higher gold production.


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



PART II


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the shareholders was held on June 17, 2000. The following directors were re-elected:

           Name                 Yes Votes        No Votes    Total Votes

     Michael M. Miller          2,680,229           100       2,680,329
     Charles I. Brown           2,680,229           100       2,680,329
     Sandor Holly               2,680,229           100       2,680,329
     Scott K. Robertson         2,678,729         1,600       2,680,329

Other matters to come before a vote are as follows:

Item 2 as stated on the Proxy: To approve the appointment of Perry-Smith LLP, Certified Public Accountants, as independent auditor of the Corporation:

      Yes Votes:  2,680,229     No Votes:  100     Total Votes:  2,680,329

Item 3 as stated on the Proxy: In his discretion, the proxy is authorized to vote upon such other business as may properly come before the Meeting:

      Yes Votes:  2,680,229     No Votes:  100     Total Votes:  2,680,329


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director

Dated:  August 21, 2000