Form 10QSB
period 2000-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2000-11-14
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-QSB



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 2000    Commission File No. 001-10156


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

                   Yes:   ( X )                No:   (   )



As of September 30, 2000, 4,154,340 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I:  FINANCIAL INFORMATION

                 Original Sixteen to One Mine, Inc.
                      Condensed Balance Sheet
              September 30, 2000 and December 31, 1999


ASSETS
                           September 30, 2000   December 31, 1999
                           ------------------   -----------------
Current Assets:

Cash                             $   104,630       $      680
Accounts Receivable                   93,877           30,130
Inventory                            696,112          308,420
Other Current Assets                   4,240           11,181
                                  -----------      -----------
     Total Current Assets            898,860          350,411
                                  -----------      -----------

Mining Property:

Real Estate & Property Rights
  net of depletion of $524,145       182,091          182,091
Mineral Property                     472,403          473,323
Development Costs, net               799,144          799,144
                                   ----------       ----------
                                   1,453,638        1,454,558
                                   ----------       ----------

Fixed Assets:

Equipment                            883,030          810,806
Buildings                            159,487          170,721
Vehicles                             186,305          184,805
                                   ----------       ----------
                                   1,228,822        1,166,332
Less: Accumulated Depreciation    (1,023,170)        (973,282)
                                   ----------       ----------
     Net Fixed Assets                205,652          193,050
                                   ----------       ----------
Other Assets
  net of amortization of
  $55,920 and $54,955 in
  2000 and 1999, respectively         14,900            15,865
                                   ----------        ----------

TOTAL ASSETS                     $ 2,573,050       $ 2,013,884
                                  ===========       ===========


                     See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet
                 September 30, 2000 and December 31, 1999


LIABILITIES & STOCKHOLDERS' EQUITY

                           September 30, 2000   December 31, 1999
                           ------------------   -----------------
Current Liabilities:

Accounts payable and
  accrued compensation            $   197,796        $   184,060
Notes payable to related parties       52,746             54,458
Notes payable                          99,857            176,801
                                    ----------         ----------
     Total Current Liabilities        350,399            415,319
                                    ----------         ----------
     Total Liabilities                350,399            415,319
                                    ----------         ----------

Stockholders' Equity:

Capital Stock, par value $.10
  10,000,000 shares authorized;
  4,154,340 and 4,154,340 shares
  issued & outstanding as of
  September 30, 2000 and
  December 31, 1999, respectively     415,434            415,434
Additional paid-in capital          1,758,978          1,758,978
Accumulated earnings (deficit)         48,239           (575,847)
                                   -----------        -----------
     Total Stockholders' Equity     2,222,651          1,598,565
                                   -----------        -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 2,573,050        $ 2,013,884
                                   ===========        ===========



                       See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                             Statement of Operations

                           Three Months Ended      Nine Months Ended
                          9/30/00     9/30/99      9/30/00   9/30/99
Revenue:
Gold (dore), specimen,
  jewelry & misc.sales   $ 554,766  $  72,647  $  997,878  $  600,556
Timber sales               355,731    148,491     428,467     148,491
                         ---------  ---------   ---------  ----------
Total revenue              910,497    221,138   1,426,345     749,047
                         ---------  ----------  ---------  ----------
Expenses:
Salaries and wages         155,321     22,257     471,471     308,516
Depreciation & amortization
  of fixed assets           18,661     28,448      57,161      86,792
Contract labor               3,533     10,549       1,576     101,096
Telephone and utilities      9,490     16,225      47,561      58,603
Property taxes & permit
  fees                      14,708     14,110      42,971      42,073
Insurance                    4,927     11,102      23,212      33,035
Supplies                    13,566      9,235      56,160      30,329
Drayage                      9,238      2,785      26,756      14,490
Small equip. & repairs      13,263          0      16,363           0
Accounting, legal
  and compliance             7,672      7,004      39,110      45,323
Office expense               3,101      5,341      22,061      23,845
Timber expenses                  0     53,448           0      53,448
Other expenses               4,752     15,370      15,089      40,576
                          --------    -------    --------    --------
     Total Expenses        258,232    195,874     819,490     838,126
                          --------    -------   ---------   ---------
Gain (Loss) from
  from Operations          652,265     25,264     606,855     (89,079)
                           -------    --------    --------    --------
Other Income (Expense)       1,400     (6,172)     18,032     (44,526)
                           --------   --------    --------    --------
Gain(loss) before taxes    653,665     19,092     624,887    (133,605)
                         ---------     ------    --------    ---------
Provision for income taxes       0          0         800           0
                           --------    -------    -------    ---------
Net Income (Loss)        $ 653,665  $  19,092   $ 624,087   $(133,605)
                         =========   =========   =========  ==========
Basic and diluted
  gain (loss) per Share     $ 0.16     $ 0.005    $ 0.15     $(0.03)
                             ------     ------     -----      -----

                             September 30, 2000    September 30, 1999
                             ------------------    ------------------
Weighted average
  shares outstanding              4,154,340             4,131,900
                                  ---------             ---------

                          See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                    Original Sixteen to One Mine, Inc.
                          Statement of Cash Flows

                                     Nine Months Ended September 30,
                                          2000           1999
Cash Flows From Operating Activities:
Net loss                              $  624,087     $ (133,605)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization         50,853        136,632
    Increase in accounts receivable      (63,747)      (150,990)
    Increase in inventory               (387,694)        (9,667)
    Decrease in other
      current assets                       6,941          2,176
    Increase in accounts payable &
       accrued compensation               13,736         87,980
                                        --------      ---------
  Net cash used by
    operating activities                 244,176        (67,474)
                                        --------      ---------
Cash Flows From Investing Activities:
  Purchase of fixed assets               (62,490)       (99,843)
  Proceeds from sale of land                 920              0
                                         --------     ---------
  Net cash provided
    by investing activities              (61,570)       (99,843)
                                         --------     ---------
Cash Flows From Financing Activities:
  Payments made on notes payable          (76,944)     (391,225)
  Payments made to employees for advance
     made to the company                   (1,712)            -
  Proceeds from additional borrowings           -        78,645
  Proceeds from sales of common stock           -       459,124
  Repurchase & retirement of common stock       -             -
                                          -------      --------
  Net cash provided (used)
    by financing activities                (78,656)     146,544
                                          --------    ---------
Increase (decrease) in cash               103,950       (20,773)
Cash, beginning of year                       680        25,338
                                         --------     ---------
Cash, end of period                     $ 104,630    $    4,565
                                         =========   ==========
Supplemental Schedule of Other Cash Flows:
  Cash paid during the period for:
    Interest expense                    $  16,786     $   58,610
                                         =========    ==========
    Income taxes                        $       0     $        0
                                         =========    ==========

                          See Accompanying Notes

Original Sixteen to One Mine, Inc.

NOTES TO THE FINANCIAL STATEMENTS

1. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2000 and December 31, 1999, the results of operations and cash flows for the six month periods ended September 30, 2000 and 1999.

2. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-KSB. The results of operations for the nine-month period ended September 30, 2000 may not necessarily be indicative of the operating results for the full year.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BALANCE SHEET COMPARISONS
The Company's increase in total assets of $559,166 or 27.8% is attributed to the following:
       1. Gold production totaling 1,315 troy ounces of fine gold for the quarter ended September 30, 2000. The gold is recorded at spot price ($273.65) on September 30, 2000.
       2. Timber revenue (net) from the Brown Bear property in Trinity County of $428,467 for the nine month period ended September 30, 2000.

The increase in accounts receivable resulted from timber revenues for the period September 15-30, 2000, with scheduled payment received mid-October.

The Company used funds generated through operations to reduced its total liabilities by $64,920 during the nine-month period ended September 30, 2000.

STATEMENT OF OPERATIONS
It is difficult to evaluate line-by-line changes in the financial statements due to the significant changes in operations during the comparative reporting periods. On February 12, 1999, the Company significantly altered its mining operation. Forty employees were terminated. Fourteen returned as independent contractors. Compensation was based upon a percentage of the gold mined and sold. Effective October 2, 1999, a crew of 13 was re-hired and on the Company's payroll. Eighteen full-time employees and one permanent part-time employee are on the Company's payroll at September 30, 2000.

The Company's net income for the three and nine month periods ended September 30, 2000 totaled $652,865 and $624,087, respectively. The improved operating results are primarily attributable to timber sales and gold production for the quarter ended September 30, 2000.

Timber revenue for the three and nine month periods ended September 30, 2000 totaled $355,731 and $428,467, respectively. The Company's profitability for the three and nine month periods ended September 30, 2000 is partially attributed to timber revenues. Timber revenue is presented net of logging. Timber expense include expenses incurred in 1999 related to the preparation of the preparation of timber harvest plans for both Sierra County and Trinity County. Because recovery of the initial expense was dependent upon approval of the plans and could not be assured, timber expenses were charged to income as incurred. The timber industry is highly regulated and restrictive; however, the Company has an approved five-year timber harvest plan with the State of California Department of Forestry for both its Sierra and Trinity county properties. The harvesting plan was implemented during the third quarter of 1999.

Due to the significant changes in operations and reemployment of a mining crew, salaries and wages combined with contract labor expense for the three-month period ending September 30, 2000 increased $126,048 (384.2%) compared to the same three-month period in 1999. For the nine-month period ending September 30, 2000, salaries and wages combined with contract labor increased $63,435 (15.5%).

The decrease in depreciation expense is the result of mining equipment being fully depreciated in accordance with the Company's depreciation policies.

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

Dated:  November 14, 2000