Form 10KSB
period 2000-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2001-04-02
CIK 74925

FORM 10-KSB
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the fiscal year ended:  DECEMBER 31, 2000

                   Commission file number:  001-10156

                  Original Sixteen to One Mine, Inc.
         (Exact name of registrant as specified in its charter)

              California                          94-0735390
    (State of other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

       Post Office Box 909, Alleghany, CA             95910
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (530)287-3223

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

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2000 was $882,797.

The number of shares outstanding of the registrant's common stock, $.10 par value, was 4,244,932 at December 31, 2000.

PART I


ITEM 1:  BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) mines gold on properties it owns or on which it has claims, in and around the town of Alleghany in the California Gold Country, about 65 miles northeast of the intersection of I-80 and California State Route 49.

The Company's primary operation is the Sixteen to One mine from which more than 1,106,762 troy ounces of gold have been retrieved since the mine commenced operation in 1896. The Company began doing business in its present form in 1911 and has operated continuously ever since. Unlike the common image of California '49ers panning for gold, the Company's operation is a hard rock underground mine in which the Company sinks diagonal shafts ("winzes") from which the miners create horizontal levels at various elevations. The Company"s activities are presently focused on the 800 foot level and 1700 foot level. When the miners are tunneling, they average about 5 linear feet of progress per day. Periodically, the miners drift outward on quartz veins. Gold is not distributed evenly within the quartz veins; however, within the Company's mine, concentrations of gold deposits are found within these quartz veins. Because the gold appears intermittently, the Company makes no claim of reserves.

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

In 1994, following a long-standing practice of acquiring former productive mines, the Company purchased the Brown Bear mine in Trinity County, California. The mine site is 540 timbered and patented acres and has yielded 500,000 troy ounces of gold to its past owners. The mine is underground yet no excavation exists below the tunnel entrance (adit) level. During the 1980's the property was extensively core drilled by Santa Fe Mineral. The Company believes that within the Brown Bear mine a substantial number of attractive exploration opportunities exist. When funding is available for exploration and development, the Company will pursue the potential within this property. In 1999, the Company acquired the Plumbago mine in the Alleghany Mining District. The mine includes a 20 acre patented claim and mineral rights to eight patented and 16 unpatented claims. The mine has a history of rich ore production. The Company will pursue the potential within this property when funding becomes available for exploration and development. However, there can be no assurances that such funding will be available to the Company in the foreseeable future.

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

The Company is a California corporation formed October 11, 1911. At December 31, 2000, it had 17 full-time employees plus one permanent part-time employee. The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. The Company's phone number is
(530)287-3223.  The Internet address is: www.origsix.com.

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

(b) Lack of Proven Reserves

As noted above, the Company is unable to predict if, where or when gold will be found and mined. While (i) the Company has recovered over 40,760 troy ounces of gold since January 1992 and (ii) management believes that substantial additional unrecovered gold exists in the Sixteen to One mine, the Company has no ability to measure or prove its reserves and thus may be unable to obtain additional debt or equity financing when needed.

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

(e)  Liquidity

The Company's gold inventory at December 31, 2000 was $704,522 (carried at the spot price for gold on that date). Much of that inventory is in the form of specimens or gold held for jewelry. While actual cash sales support that the inventory value exceed the spot price, no vale added amounts are used to compute the inventory. The Company believes the difference in the recorded vale and the actual cash value is a significant factor in determining its asset vale; however, recommended accounting principles do not allow for acknowledgement of increased "potential value". The Company may experience periodic shortfalls in liquidity which are not likely to be bridged by institutional debt financing. Management will address these issues from time to time as they arise, which may involve the sale at commodity prices of gold held for specimen or jewelry sale. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory.

(f)  Dependence on Key Personnel

The Company is substantially dependent upon the continued services of Michael Miller, its President. The Company has no employment agreement with Mr. Miller, nor is there either key person life insurance or disability insurance on Mr. Miller. Accordingly, there can be no assurance that Mr. Miller's services will remain available to the Company. If Mr. Miller's services are not available to the Company, the Company will be materially and adversely affected. However, Mr. Miller has been a shareholder of the Company since 1975 and considers his investment of time and money in the Company represents a significant personal value and commitment. Furthermore, he resides in Alleghany and has additional interest in the community. It is extremely unlikely and has expressed no interest that he will resign his position with the Company.

(g) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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

The Company's Alleghany properties consist of 25 patented claims (452 acres). An additional 69 claims are subject to subsurface access but with paramount title held by the Bureau of Land Management of the Department of the Interior). In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (540 acres), 22 unpatented claims (440 acres), plus 160 acres of mineral rights on patented claims. The following table sets forth further information with respect to the Company's mining claims.

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

In 1999, the Company became aware of a change in the administration of regulation by the Mine Safety and Health Administration (MSHA), a federal agency under the Department of Labor. The change in administration by MSHA has significantly and substantially increased the demands of federal regulation which has had a negative impact the operation, production and therefore revenue of the mine. The Company disagrees with the position of the MSHA agency and has taken a position to challenge the agency's reasonableness.


ITEM 3:  LEGAL PROCEEDINGS

                             Not applicable.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             Not applicable.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED
         STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the Pacific Exchange under the symbol OAU.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2000   $1.00  $ .56    $1.06  $ .63    $1.19  $ .63     $1.00  $ .38
    1999    1.06    .69     1.25    .50     1.06    .69      1.06    .63
    1998    2.19   1.63     2.06   1.56     2.06    .88      1.25    .88
    1997    3.88   3.25     4.25   2.88     4.00   2.88      3.00   1.88
    1996    4.63   3.75     4.75   4.31     4.56   4.13      4.00   3.75
    1995    3.94   3.25     3.75   2.63     5.25   3.13      4.88   3.75
    1994    7.50   4.75     6.25   5.50     5.75   4.25      3.75   3.38

Note: All amounts are rounded to the nearest cent


Shareholders

As of December 31, 2000, there were 1,189 holders of common stock.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

Management's discussion and analysis should be read in conjunction with the Company's audited Financial Statements including the Notes thereto included in this Form 10-KSB.

Balance Sheet Comparisons of 2000 with 1999

The Company's increase in current assets of $461,905 (131.82%) was significantly attributed to gold production totaling 2,262 fine troy ounces.

The increase in fixed assets resulted from the lease/purchase of a compressor and related equipment, plus acquisitions of mining equipment from the sell-off of property of the closure of an unrelated nearby mine.

From revenues generated from gold production and timber harvest of the Brown Bear Property in Trinity County and the Alleghany Properties in Sierra County, the Company was able to reduce its current liabilities by $225,311 (54.25%). The reduction of $48,398 (88.87%) due to related parties was attributed to the issuance of (1) shares of common stock as compensation to Directors for fees and expenses and (2) shares of common stock and gold ore issued to the Company's President as compensation for a six-month salary deferral in 1999 and accrued wages in 2000. (Note:
Specifics are detailed in Note 4, Notes to Financial Statements.)

As of December 31, 2000, notes payable due after one year of $68,760, increased $36,551 of a lease purchase obligation for equipment. The remaining increase is due to reclassification of notes payable due within one year in 1999 to notes payable due after one year in 2000.

Statement of Operations

(a) Comparison of 2000 with 1999

During 1999, the majority of the Company's labor was through contractual agreement; therefore, direct comparison to 2000 cannot be made. The overall increase in labor (for comparison purposes, salaries and wages and contract labor have been combined) of $51,611 (8.57%) was due to adjustment in wages of management personnel on the sufficient employment of mining personnel to maintain an efficient work force. At December 31, 2000, the Company employed 17 full time employees and one permanent part-time employee. Two employees were receiving worker's compensation at year end. Telephone and utilities expense had a slight increase due to higher utility rates. Due to a re-assessment of taxes by the county assessor, property taxes reflected a decrease over the prior year. Insurance expense increased $25.322 (21.91 due to higher insurance rates. The increase of $28.625 (62.26%) in supplies expense was attributed to the Company's increase in mining activity. Interest expense decreased $48.754 (57.90%) due to the Company's ability to pay down interest related debts.

Due to increased operating levels and supplemental timber revenues, the Company's operating losses decreased from $(300,784), ($.08/share), in 1999 to a net income of $576,856 ($.14/share) in 2000.

(b) Comparison of 1999 with 1998

On February 12, 1999, the Company significantly altered its mining operation. Forty employees were terminated. Fourteen returned as independent contractors. Compensation was based upon a percentage of the gold mined and sold. On July 1, 1999, eight former employees remained as independent contractors. The scope of mining activities was reduced with emphasis placed on short-term underground headings most likely to yield immediate gold. Effective October 2, 1999, a crew of 13 was re-hired and on the Company's payroll.

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

Due to reduced operating levels and supplemental timber revenues, the Company's operating losses decreased from $666,909 ($.19/share) in 1998 to $300,784 ($.08/share) in 1999.



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



ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                None.



PART III


ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders' meeting to be held on June 23, 2001. All of the officers of the Company serve at the pleasure of the board of directors.

Name                Age  Position  Officer Since  Director Since

Michael M. Miller    58  President
                          & Director    1983             1977

Charles I. Brown     69  Secretary
                          & Director    1990             1986

Sandor Holly         68  Vice President
                          of Technology
                          & Director    1999             1997

Scott K. Robertson   44  Treasurer
                           & Director   1999             1999


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


Scott K. Robertson-Treasurer & Director

Mr. Scott K. Robertson has been active in the Company since 1984 as an outside accountant. In 1992, Mr. Robertson co-founded the CPA and business development firm Robertson, Woodford, Francis & Scinto LLP located in Grass Valley, California. He is active as the director and owner of several companies including a medical start-up, KNCO AM & FM Radio in Grass Valley, an aromatherapy soap and bath products manufacturer and a toy company.

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


ITEM 10:  EXECUTIVE COMPENSATION

Remuneration of Directors and Executive Officers

Total compensation for each Director, excluding the President, consists of $750 per meeting attended and an annual $2,000 retainer effective January 1, 1994, and remains unchanged. For the past three years, the Directors have received shares of the Company's common stock as compensation.

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


Management Remuneration for the Period Ended December 31, 2000

   Name/
Principal       Annual
Position         Year   Salary    Bonus  Compensation  Securities

Michael Miller/  2000  $ 75,000   -----     ------       ------
President & CEO  1999  $ 75,000   -----      -----        -----
                 1998  $105,000   -----      -----        -----

The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        150,000 shares       $ .6875 per share
     Issued June 30, 1998         50,000 shares       $2.13 per share

Note:  No options were granted in the year 2000.

These options vest ratably over a five year period beginning one year from the date of grant.

Non-qualified Stock Options granted to board members are summarized in the following table:

                               SHARES      EXERCISE PRICE     FULLY VESTED
                               ------      --------------     ------------
Issued June 30, 2000           15,000           $ .9375      June 30, 2004
Issued June 30, 1999           15,000           $1.125       June 30, 2003
Issued June 30, 1998           10,000           $1.875       June 30, 2002

These options vest ratably over a four year period beginning one year from the date of grant and expire ten years after the date of grant.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class

Common     M. Blair Hull                654,274             15%
           Hull Trading Co.
           401 So. LaSalle, Suite. 505
           Chicago, IL  60605

Common     Kathy N. Hull                496,750             12%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller            426,499             10%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Charles I. Brown             275,885              6%
           Officer and Director
           Charles I. Brown Family Partnership, LTD
           PMB 31029, P.O. Box 185
           Wilson, WY  83014-0185

Common     Sandor Holly                  32,190             .8%
           Officer and Director
           23801 Ladrillo Street
           Woodland Hills, CA  91367

Common     Scott K. Robertson            36,183             .9%
           Officer and Director
           12391 Deer Park Drive
           Nevada City, CA  95945

Common     All Officers & Directors     770,757             18%
                (as a group)


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is detailed under Item 6: Management's Discussion and Analysis of Financial Condition and Results, and Note 4 Related Party Transactions of the Notes to Financial Statements.


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

By: /s/Michael M. Miller
Michael M. Miller
President and Director
April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Charles I. Brown
Charles I. Brown
Secretary and Director
April 2, 2001

/s/Scott K. Robertson
Scott K. Robertson
Treasurer and Director
April 2, 2001

/s/Sandor Holly
Sandor Holly
Vice President of Technology and Director
April 2, 2001

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                   INDEX TO FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULES
                       (ITEM 14 (a) 1 and 2)


                                                 Page

Independent Auditor's Report                      F-1

Balance Sheet at December 31, 2000 and 1999       F-2

Statement of Operations for each of the three
    years in the period ended December 31, 2000   F-4

Statement of Stockholders' Equity for each of
    the three years in the period ended
           December 31, 2000                      F-5

Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000     F-6

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

                        INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Original Sixteen to One Mine, Inc.

     We have audited the accompanying balance sheet of Original Sixteen to One Mine, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Sixteen to One Mine, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

                                 Perry-Smith & Co., LLP
                                 Certified Public Accountants

Sacramento, California
March 27, 2001

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                             BALANCE SHEET

                      December 31, 2000 and 1999

                                       2000              1999
                                      ------            ------
     ASSETS

Current assets:
Cash                             $   37,912         $      680
Accounts receivable - trade          45,905             23,477
Accounts receivable - employees       5,582              6,653
Accounts receivable - shareholders    8,100                  -
Inventory                           704,522            308,420
Other current assets                 10,295             11,181
                                  ---------         ----------
  Total Current Assets              812,316            350,411
                                  ---------         ----------

Mining property (Note 2):
Real estate and property rights,
 net of depletion of $524,145       181,171            182,091
Real estate and mineral properties  473,323            473,323
Development costs, net              799,144            799,144
                                  ---------         ----------
                                  1,453,638          1,454,558
                                  ---------          ---------

Fixed assets at cost:
Equipment                           893,754            810,806
Buildings                           159,487            170,721
Vehicles                            193,243            184,805
                                 ----------         ----------
                                  1,246,484          1,166,332
                                 ----------         ----------
Less accumulated depreciation    (1,043,352)         (973,282)
                                  ---------         ----------
  Net fixed assets                  203,132            193,050
                                  ---------         ----------
Other assets, net of accumulated
 amortization of $55,920 and
 $54,955 in 2000 and 1999,
 respectively                        14,900             15,865
                                  ---------          ---------
  TOTAL ASSETS                   $2,483,986         $2,013,884
                                 ==========         ==========






                                 (Continued)
                                     F-2

              ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET
                          (Continued)

                   December 31, 2000 and 1999



LIABILITIES & STOCKHOLDERS' EQUITY

                                      2000               1999
                                     ------             ------
Current liabilities:

  Accounts payable & accrued
   compensation                   $  159,001         $  184,060
  Due to related parties (Note 4)      6,060             54,458
  Notes payable due within one
   year (Note 5)                      24,947            176,801
                                   ---------         ----------
    Total current liabilities        190,008            415,319
                                   ---------         ----------
Notes payable due after one
 year (Note 5)                        68,760                 -
                                  ---------         ----------
Total liabilities                  258,768            415,319
                                 ---------         ----------


Stockholders' equity (Note 6):

  Common stock, par value $.10;
   10,000,000 shares authorized
   in 2000 and 1999; 4,244,932
   and 4,154,340 shares issued
   and outstanding in 2000 and
   1999, respectively               424,493            415,434
  Additional paid-in capital      1,799,716          1,758,978
  Retained earnings
   (accumulated deficit)              1,009           (575,847)
                                  ---------         ----------
    Total stockholders' equity    2,225,218          1,598,565
                                 ----------         ----------
                                 $2,483,986         $2,013,884
                                 ==========         ==========

             The accompanying notes are an integral
               part of these financial statements.
                                    F-3

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                       STATEMENT OF OPERATIONS

           For Years Ended December 31, 2000, 1999 and 1998

                                  2000        1999        1998
                                 ------      ------      ------
Revenues:
  Gold and jewelry sales       $1,219,661  $  538,727  $1,466,702
  Timber sales                    509,998     303,091
                               ----------  ----------  ----------
    Total revenues              1,729,659     841,818   1,466,702
                               ----------  ----------  ----------
Operating expenses:
  Salaries and wages              545,662     408,559   1,235,724
  Depreciation and amortization    75,756      94,212     136,907
  Contract labor                    8,416      93,908      27,568
  Telephone and utilities          79,056      70,497     129,745
  Taxes: property and payroll      88,664      91,651     159,860
  Insurance                       140,897     115,575     171,319
  Supplies                         74,602      45,977     162,901
  Small equipment and repairs      21,034      28,736      48,680
  Drayage                          35,014      21,799      59,757
  Promotion                         2,411       5,818       6,985
  Legal and accounting             44,417      46,241      62,006
  Other expenses                   24,289      48,358      41,607
                                ---------  ----------  ----------
    Total operating expenses    1,140,218   1,071,331   2,243,059
                               ----------  ----------  ----------
    Income (loss) from
       operations                 589,441    (229,513)   (776,357)

Other (expense) income:
  Interest expense & late charges (35,454)    (84,208)    (31,951)
  Other expense                   (11,641)     (7,665)    (10,495)
  Other income                     35,310      21,602      58,894
                                ---------  ----------  ----------
    Total other (expense) income  (11,785)    (70,271)     16,448
                                ---------  ----------  ----------
    Income (loss)
       before income taxes        577,656    (299,784)   (759,909)

Income tax expense
  (benefit)(Note 7)                   800       1,000     (93,000)
                               ---------  ----------  ---------
  Net income (loss)           $  576,856   $(300,784) $(666,909)
                              ==========   =========  =========
Basic and diluted income (loss)
 per share of common stock
 (Note 10)                    $      .14   $    (.08) $    (.19)
                              ==========   =========  =========

              The accompanying notes are an integral
                part of these financial statements.

                                      ORIGINAL SIXTEEN TO ONE MINE, INC.

                                      STATEMENT OF STOCKHOLDERS' EQUITY
                             For the Years Ended December 31, 2000, 1999 and 1998
                                                                        NOTES
                                                                     RECEIVABLE                    TOTAL
                                 COMMON STOCK           PAID-IN         FROM         RETAINED STOCKHOLDERS'
                              SHARES        AMOUNT      CAPITAL       EMPLOYEES      EARNINGS     EQUITY
                            ---------   -----------   -----------   -----------    -----------  -----------
Balance, January 1, 1998    3,534,065     $ 353,407    $1,357,204     $ (26,000)     $ 391,846   $2,076,457

Issuance of stock
   For supplies                10,000         1,000        16,336                                    17,336

Net loss                                                                              (666,909)    (666,909)
                            ---------   -----------   -----------   ------------   -----------  -----------
Balance, December 31, 1998  3,544,065       354,407     1,373,540       (26,000)      (275,063)   1,426,884

Issuance of stock for
  purchase of mining
  property (Note 2)            46,250         4,625        41,625                                    46,250

Issuance of stock for
  services (Note 4)            25,000         2,500        22,500                                    25,000

Issuance of stock for
  conversion of related
  party notes payable and
  related interest and
  expenses (Note 3)           512,889        51,289       333,349                                   384,638

Issuance of stock to
  employees (Note 4)           46,136         4,613        11,964                                    16,577

Retired common stock
  (Note 6)                    (20,000)       (2,000)      (24,000)         26,000

Net loss                                                                              (300,784)    (300,784)
                            ---------    ----------   -----------    ------------   ----------  -----------
Balance, December 31, 1999  4,154,340    $  415,434   $ 1,758,978    $          0   $ (575,847) $ 1,598,565
                            ---------    ----------   -----------    ------------   ----------  -----------

Issuance of stock for
  Services (Note 4)            10,000         1,000         7,100                                     8,100

Issuance of stock for
  directors' fees
  reimbursement (Note 4)       30,592         3,059        19,888                                    22,947

Issuance of stock for
  payment of accrued
  salary (Note 4)              50,000         5,000        13,750                                    18,750

Net income                                                                             576,856      576,856
                            ---------    ----------   -----------    ------------   ----------  -----------
                            4,244,293    $  424,493   $ 1,799,716    $          0   $    1,009  $ 2,225,218
                            =========    ==========   ===========    ============   ==========  ===========

                                   The accompanying notes are an integral
                                     part of these financial statements.
                                                     F-5

                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                     STATEMENT OF CASH FLOWS

       For the Years Ended December 31, 1999, 1998 and 1997


                                 2000         1999         1998
                              ---------   ----------   ----------
Cash flows from operating
      activities:
  Net income (loss)          $  576,856   $ (300,784)  $ (666,909)
  Adjustment to reconcile
    net income (loss) to net
    cash provided by (used in)
    operating activities:
      Depreciation and
        amortization             75,756       94,212      136,907
      (Increase) decrease in
        accounts receivable      29,457       19,783       47,185
      (Increase) decrease in
        inventory              (396,102)     105,826      218,430
      Decrease in other
        current assets              886        3,496        7,904
      (Decrease) increase in
        accounts payable due
        to related parties and
        accrued compensation    (73,457)      34,712       49,760
      Issuance of common stock
        in lieu of cash          49,797      126,215
      Decrease in deferred
        income taxes                                      (94,000)
                              ----------   ---------    ---------

          Net cash provided
            by (used in)
            operating
            activities           204,279      83,460     (300,723)
                              ----------    --------   ----------

Cash flows from investing
        activities:
  Purchase of fixed assets
    and mining property         (89,798)      (11,810)     (8,167)
  Disposition of fixed assets     5,845        23,419
                                ---------    --------    --------
          Net cash by(used in)
            provided by investing
            activities          (83,953)       11,609      (8,167)
                               ---------     --------    --------


                                 (Continued)

                ORIGINAL SIXTEEN TO ONE MINE, INC.

                      STATEMENT OF CASH FLOWS
                            (Continued)
        For the Years Ended December 31, 2000, 1999 and 1998

                                 2000          1999          1998
                              ----------    ----------    ----------
Cash flows from financing
         activities:
  Increase in related
    party advances                                       $  279,600
  Repayment of notes payable  $ (126,038)   $ (119,727)    (299,438)
  Issuance of notes payable       42,044                    289,614
                               ---------    ----------    ---------
        Net cash (used in)
          provided by
          financing
          activities             (83,094)     (119,727)     269,776
                               ---------     ---------     --------
        Increase (decrease)
          in cash                 37,232       (24,658)     (39,114)

Cash at beginning of year            680        25,338       64,452
                               ---------     ---------    ---------
Cash at end of year           $   37,912    $      680    $  25,338
                              ==========     =========    =========

Supplemental schedule of
  cash payments:

  Cash paid during the
        year for:
    Interest expense          $  33,522    $  84,208      $  31,951
    Income taxes              $     800    $     800

Supplemental schedule of
  noncash inventing and
  financing activities:

  Equipment acquired under
    capital lease (Note 5)    $  42,944

  Directors' fees payable
    settled with issuance
    of common stock (Note 4)  $  22,947

  Accrued salary settled
    with issuance of
    common stock (Note 4)     $  18,750

  Services yet to be provided
    compensated with common
    stock (Note 4)            $   8,100

  Purchase of mining property
    with issuance of the
    Company's restricted
    common stock (Note 2)                  $  46,250

  Cancellation of account
    payable through issuance
    of the Company's common
    stock (Notes 4 and 10))                $  27,600       $  17,336

  Conversion of related
    party notes payable to
    Company's restricted
    common stock (Note 3)                  $ 300,000

  Compensation, interest and
    other expenses settled
    with issuance of
    restricted stock (Notes
    3 and 4)                               $  98,615

  Retirement of note
    receivable in exchange
    for return of common
    stock (Note 6)                         $  26,000

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


Timber Revenue

For 2000 and 1999, mining operations were supplemented by harvesting timber on property owned by the Company. The Company's timber reserves are not recorded because management has not determined an estimated value. Accordingly, timber revenues are recorded, net of expense, at the date of harvest. The Company has an approved timber harvest plan valid through the year 2001, which can be extended upon request for an additional two years.


Mine Rehabilitation

The costs of mine rehabilitation are expensed as incurred.


Development Costs

In February, 1994, the Company began development of a new winze into unexplored ground. Costs associated with the development have been capitalized. Development was complete at December 31, 1996. Based upon previous mine experience, management estimates that gold production from the new winze will approximate 50,000 troy ounces. Accordingly, capitalized development costs are being amortized using the units of production method. Amortization expense for the year ended December 31, 1998 totaled $17,876. This area was not mined in 2000 and 1999, and accordingly, the Company did not record amortization expense.


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


Stock-Based Compensation

Stock options are accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company"s stock at the date of grant over the exercise price. However, if the fair value of stock-based compensation computed under a fair value based method, as prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", is material to the financial statements, pro forma net income (loss) and earnings (loss) per share are disclosed as if the fair value method have been applied.


Restricted Common Stock

Shares of the Company's restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction. At December 31, 2000 and 1999, the Company's stock transfer agent indicated 1,120,288 and 509,267 shares are restricted.


Reclassifications

Certain reclassifications have been made to prior year balances to conform to classifications used in 2000.


2.  MINING PROPERTY

The original mining property is carried on the books at its March 1, 1913, value of $379,000 as determined for depletion purposes in connection with Federal income taxes. The value, together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. In 1996 additional costs totaling $76,574 were capitalized related to the legal defense of certain mining claims. Subsequent purchases of real estate and mineral properties include the Brown Bear mine in 1994 for $300,000 and the Plumbago mine in exchange for 50,000 restricted shares of the Company's common stock (3,750 of those shares to be issued in 2001).


3.  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of $300,000, 10% unsecured notes, convertible to common stock at $1.75 per share, to Board members, the President and shareholders. The Company retired the notes by issuing common stock to the note holders at $.75 per share. Certain other obligations to these individuals totaling $39,667 were also settled through the issuance of common stock at $.75 per share (which approximated the market price at the issuance date).


4.  RELATED PARTY TRANSACTIONS

In June 1999, the Company negotiated with a service provider to settle an outstanding trade payable. The service provider waived interest charges and accepted 25,000 shares of restricted stock in return for a $25,000 reduction in the Company's obligation. Subsequent to the completion of the negotiated settlement, a principal owner of the service provider was appointed to the Company's Board of Directors. At December 31, 2000, the remaining balance due of $2,310 is included in amounts due to related parties.

In 1999, the Company's President accepted a six-month salary deferral for $37,458, which was included in accrued compensation at December 31, 1999. During 2000, an additional $5,243 of salary was accrued for a total of $42,701. The President accepted 50,000 shares of the Company's common stock at a market value of $18,750 and gold ore valued at $16,919 based on the spot price at the end of the business day. The remaining balance due of $7,032 is included in accrued compensation at December 31 2000.

In 2000, Directors received 30,592 shares of common stock for Directors' fees. Expenses totaling $22,945 was recognized in conjunction with the awarding of these shares. Additionally, a shareholder received 10,000 shares of the Company's common stock at a market value of $8,100 for services.


5.  NOTES PAYABLE

Notes payable at December 31, 2000 and 1999 are as follows:

                                                2000           1999
                                              --------       --------
Notes payable to bank; secured by
  accounts receivable and inventory;
  interest only payments commencing
  March 1, 1999 with principal and
  interest due July 1, 2000; interest
  at the bank's prime rate plus 2.5%
  (11.0%) at December 31, 1999)                             $  100,000

Note payable to bank; secured by
  accounts receivable and inventory;
  due in monthly installments of
  $2,090 including interest; interest
  due monthly at the bank's prime rate
  plus 3% (11.5% at December 31, 1999)      $   57,156          76,801

Capital lease purchase obligation for
  equipment capitalized at $42,944 (net
  book value of $38, 695 at December 31,
  2000); due in monthly installments of
  $940, including interest; interest due
  monthly at an annual rate of 11.235%;
  due in full January 2005                      36,551
                                            ----------       ---------

                                                93,707         176,801

Less current portion                           (24,947)       (176,801)
                                            ----------       ---------


Notes payable due after one year            $   68,760      $        -
                                            ==========      ==========

Aggregate maturities of notes payable are as follows:

                     Year Ending
                     December 31,
                     -----------

                        2001                $    24,947
                        2002                     29,997
                        2003                     25,454
                        2004                     10,523
                        2005                      2,786
                                            -----------
                 Total                      $    93,707
                                            ===========


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

In 2000, 15,000 non-qualified options were issued to directors. The non-qualified options vest ratably over a four year period beginning one year from the grant date and expire ten years from the grant date. The average exercised price is $.94, which approximates the fair market value of the stock on the date of issuance.

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

The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized under its stock option plan. Had compensation cost for the plan been determined based on fair market value at grant date for awards in 1998 consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced (increased) to the pro forma amounts indicated below:

                                     2000         1999          1998
                                  ---------   -----------   ----------

Net income (loss) - as reported   $ 576,856   $ (300,784)   $ (666,909)
Net income (loss) - pro forma     $ 531,842   $ (332,533)   $ (695,575)

Basic and diluted income (loss)
   per share - as reported        $     .14   $     (.08)   $     (.19)
Basic and diluted income (loss)
   per share - pro forma          $     .13   $     (.09)   $     (.20)


The fair value of each option granted is estimated to be approximately $.70 and $.30 in 2000 and 1999, respectively, using an option-pricing model and the following assumptions:

                                                2000          1999
                                              --------      --------
  Dividend yield (not applicable)
  Expected volatility                              72%          101%
  Risk-free interest rate                           5%            5%
  Expected option life                        10 years      10 years

As discussed above, the options granted vest over four to five years. The pro forma effect on the 2000 and 1999 losses for options vesting in those years is not material.

A summary of the activity within the plan follows:

                     2000               1999             1998
              -----------------  ----------------- ------------------
                        Weighted           Weighted          Weighted
                        Average            Average           Average
                       Exercised          Exercised         Exercised
               Shares    Price    Shares    Price    Shares    Price
              -------- --------- -------- --------- -------- --------

Options out-
  standing,
  beginning
  of year     339,000   $ 3.02   377,000   $ 3.02   171,000   $ 4.42

  Options
  canceled                      (248,000)  $ 2.85   (10,000)  $ 4.31

  Options
  granted      15,000   $  .94   210,000   $  .71   216,000   $ 1.98
             --------           --------           --------

Options out-
  standing,
  end of
  year        354,000   $ 1.68   339,000   $ 1.71   377,000   $ 3.02
             ========           ========            =======

Options
  exercis-
  able, end
  of year     110,600   $ 2.49    42,050   $ 3.79    37,700   $ 4.43
            =========           ========           ========

A summary of options outstanding at December 31, 2000 follows:

 Range   Number of Options   Weighted Average   Number of Options
  of        Outstanding          Remaining         Exercisable
Exercise    December 31,     Contractual Life      December 31,
 Prices         2000                                   2000
--------  ----------------   ----------------   -----------------
$4.56          5,000            5.5 years              3,750
$4.74         50,000            7.5 years             30,000
$1.94          4,000            7.5 years              1,600
$2.13         50,000            7.5 years             20,000
$4.00         10,000            6.5 years              7,500
$1.88         10,000            7.5 years              5,000
$ .63         45,000            8.5 years              9,000
$ .69        150,000            8.5 years             30,000
$1.12         15,000            8.5 years              3,750
$ .94         15,000            9.5 years
          ----------------                       ---------------
             354,000                                 110,600
          ================                       ===============

In 1999, the Company purchased and retired 20,000 shares of stock issued to an employee in exchange for a $26,000 note receivable. The note receivable and accrued interest were forgiven concurrent with the retirement of shares.


7.  INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                              Federal       State        Total
                             ---------    ---------    ---------

2000
Current                                   $      800    $     800
Deferred
                             ---------    ----------    ---------
   Income tax expense        $    -       $      800    $     800
                             =========    ==========    =========

1999
Current                                   $    1,000    $   1,000
Deferred
                             ---------    ----------     ---------
   Income tax expense        $    -       $    1,000    $   1,000
                             ==========   ===========   ==========
1998
Current                                   $    1,000    $   1,000
Deferred                     $ (58,000)      (36,000)     (94,000)
                             ----------   -----------   ----------
   Income tax benefit        $ (58,000)   $  (35,000)   $ (93,000)
                             ==========   ===========   ==========


Deferred tax assets (liabilities) are comprised of the following:

                                        2000            1999
                                      --------        --------
Deferred tax assets:
  Net operating loss carryover       $ 460,000       $ 469,000
  Accounts payable
    and other liabilities               88,000          83,000
  Alternative minimum tax credit        68,000         100,000
                                     ---------       ---------

      Total deferred tax assets        616,000         652,000
                                     ----------     ----------

Deferred tax liabilities:
  Tax basis recognition
    of gold revenue                   (302,000)       (132,000)
  Book basis of mineral
    property & fixed assets           (211,000)       (196,000)
  State tax liability                                   (6,000)
                                     ----------      ----------
      Total deferred tax liabilities  (513,000)       (334,000)

Valuation allowance                   (103,000)       (318,000)
                                     ----------     -----------
      Net deferred tax assets
        (liabilities)                $       -      $        -
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

A reconciliation of the income tax expense (benefit) per the U.S. Federal statutory rate to the reported income tax expense follows:

                                  2000        1999        1998
                                --------    --------    --------
Federal statutory rate        $  220,500  $  (97,000) $ (302,000)
Net operating loss                (6,300)
Valuation allowance             (215,000)     98,000     220,000
Other                                                    (11,000)
                               ---------    ---------   ---------
      Income tax expense
          (benefit)           $      800  $    1,000  $  (93,000)
                              ==========  =========== ===========

The Company had the following Federal and State net operating loss carryforward at December 31, 1999:

                                      Net Operating
                                           Loss            Expiration
                                      Carryforward            Date
                                      ------------         ----------
       Federal                        $   270,000             2006
                                           49,000             2007
                                            7,000             2011
                                          151,000             2012
                                          545,000             2018
                                          230,000             2019
                                      -----------
                                      $ 1,252,000
                                      ===========

       State                          $    77,000             2002
                                          274,000             2003
                                          115,000             2004
                                      -----------
                                      $   466,000
                                      ===========


8.  SAVINGS INCENTIVE MATCH PLAN

The Company's Savings Incentive Match Plan for Employees (SIMPLE) is available to all employees who meet the Plan's eligibility requirements. All contributions under the plan are fully vested and non-forfeitable. The Company has the option to make matching or non-elective contributions to the Plan. For the years ended December 31, 2000 and 1999, the Company contributed $7,000 and $5,000, respectively.


9.  FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash, accounts receivable accounts payable and accrued compensation, notes payable and notes receivable from employees approximated fair value as of December 31 2000 and 1999, because of the relatively short maturity of these instruments. The carrying value of inventory is based upon quoted market prices.


10.  EARNINGS PER SHARE

Earnings per share are calculated below by dividing the net loss by the weighted average number of shares outstanding. The weighted average number of shares outstanding is determined by the relative portion of time within each year that the shares have been outstanding to the whole year.

                                                Weighted
                                                 Average
                                                Number of
                                  Net Income     Shares      Per Share
     For the Year Ended            (Loss)      Outstanding     Amount
---------------------------      -----------   -----------   -----------

December 31, 2000

  Basic and dilutive
     income per share            $  576,856     4,159,745     $     .14

December 31, 1999

  Basic and dilutive
     loss per share              $ (300,784)    3,675,908     $    (.08)
                                 ==========     =========     =========

December 31, 1998

  Basic and dilutive
     loss per share              $ (666,909)    3,539,065     $    (.19)
                                 ==========     =========     =========


For the years ended December 31, 2000, 1999 and 1998, conversion of outstanding stock options was not assumed because assumed conversion would have an anti-dilutive effect on earnings per share.