Form 10QSB
period 2001-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2001-05-15
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2001       Commission File No. 001-10156



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

                        Yes:  X                      No:



As of March 31, 2001, 4,248,682 shares of Common Stock, par value $.10 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                       March 31, 2001 and December 31, 2000

                                        March 31, 2001     December 31, 2000
ASSETS

Current Assets
   Cash                                  $    1,089             $   37,912
   Accounts receivable                       74,196                 59,587
   Inventory                                590,555                704,522
   Other current assets                      11,701                 10,295
                                         ----------             ----------
     Total current assets                   677,541                812,316
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,171                181,171
   Mineral property                         473,323                473,323
   Development costs, net of amortization
      of $99,841 at March 31, 2001 and
      December 31, 2000                     799,144                799,144
                                         ----------             ----------
                                          1,453,638              1,453,638
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                892,054                893,754
   Buildings                                162,487                159,487
   Vehicles                                 219,592                193,243
                                         ----------             ----------
                                          1,274,133              1,246,484
Less accumulated depreciation            (1,062,352)            (1,043,352)
                                         ----------             ----------
     Net fixed assets                       211,781                203,132
                                         ----------             ----------
Other assets, net of
   accumulated amortization                  14,900                 14,900
                                         ----------             ----------

     Total Assets                        $2,357,860             $2,483,986
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  211,763             $  159,001
Due to related party                          5,000                  6,060
Notes payable due within one year            28,739                 24,947
                                         ----------             ----------
     Total Current Liabilities              245,502                190,008
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          83,236                 68,760
                                         ---------              ----------
     Total Liabilities                      328,738                258,768
                                         ----------             ----------

Stockholers' Equity
   Capital stock, par value $.10 -
     10,000,000 shares authorized:
     4,248,682 and 4,244,932 shares
     issued and outstanding as of
     March 31, 2001 and
     December 31, 2000, respectively        424,868                424,493
   Additional paid-in capital             1,803,090              1,799,716
   (Accumulated deficit)
      retained earnings                    (198,836)                 1,009
                                         ----------             ----------
     Total Stockholders' Equity           2,029,122              2,225,218
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $2,357,860             $2,483,986
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings
          For the Three Months Ended March 31, 2001 and 2000

                                  Three Months Ended March 31,
                                    2001                2000
                                   ------              ------
Revenues:
  Gold & jewelry sales        $   152,838          $   304,163
  Timber sales                          -                8,138
                              -----------          -----------
     Total revenues               152,838              312,301
                              -----------          -----------
Operating expenses:
  Salaries and wages              180,122              140,489
  Contract labor                    9,029                1,087
  Telephone & utilities            15,615               15,574
  Taxes - property & payroll       13,994               14,249
  Insurance                         7,550               10,891
  Supplies                         23,472               20,892
  Small equipment & repairs        11,887                1,056
  Drayage                           9,705                5,003
  Office expenses                     283                7,498
  Legal and accounting             19,610               27,120
  Depreciation & amortization      19,000               50,765
  Other expenses                    7,199                6,722
                               ----------          -----------
  Total operating expenses        317,466              301,346
                               ----------          -----------
    (Loss) Income
      from operations            (164,628)              10,955

Other Income & (Expense):
  Other income (expense)          (35,217)              (4,737)
                               ----------          -----------
(Loss) profit before taxes       (199,845)               6,218
                               ----------          -----------
Income tax benefit (expense)            -                    -
                               ----------          -----------
Net (loss) income            $   (199,845)        $      6,218
                             ============         ============

Basic and diluted (loss)
   profit per share          $       (.05)                   -
                             ============         ============
Shares used in the
   calculation of net
   (loss) income per share      4,248,682            4,244,932
                             ============         ============


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
            Three Months Ended March 31, 2001 and March 31, 2000

                                            Three Months Ended March 31,
                                            2001                   2000
                                       --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                      $     (199,845)        $       6,218
Adjustments to reconcile net (loss)
  profit to net cash provided by
  operating activities:
     Depreciation and amortization             19,000                50,767
     (Increase)Decrease in
        accounts receivable                   (14,609)                8,787
     Decrease(Increase) in inventory          113,967              (132,570)
     (Increase)Decrease in other
       current assets                          (1,406)                  452
     Increase in accounts payable
       and accrued expenses                    52,751               117,018
                                         ------------            ----------
  Net cash (used)provided by
     operating activities                     (30,142)               50,672
                                         ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                    (27,649)              (42,994)
  Proceeds from sale of land                        -                   920
                                        -------------           -----------

  Net cash used by
    investing activities                      (27,649)              (42,074)
                                        -------------           -----------

Cash Flows From Financing Activities

  Payments made on notes payable              (27,936)                    -
  Payments made on notes payable
    To related parties                         (1,060)                    -
  Payments made to employees for advances
    made to the Company                             -               (50,710)
  Proceeds from additional borrowings          43,214                41,506
  Proceeds from sale of common stock            3,750                     -
                                         ------------          ------------
  Net cash provided (used) by
    financing activities                       20,968                (9,204)
                                         ------------          ------------
  Decrease in cash                            (36,823)                 (606)

Cash, beginning of year                        37,912                   680
                                         ------------          ------------
Cash, end of period                      $      1,089          $         74
                                         ============          ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                     $      3,487          $          -
                                         ============          ============
    Income taxes                         $        800          $        800
                                         ============          ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

1. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2001 and December 31, 2000, the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B.

2. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10KSB. The results of operations for the three month period ended March 31, 2001 may not necessarily be indicative of the operating results for the full year.

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


2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BALANCE SHEET COMPARISONS
The Company's decrease in assets of $126,126 (5.1%) was attributed to minimal gold production which necessitated liquidating a portion of its inventory to satisfy working capital needs.

The Company's total liabilities increased from $258,769 to $328,738 reflects a loan for the purchase of a vehicle and increases in accounts payable.


STATEMENT OF OPERATIONS
The three month period ended March 31, 2001 compared with the same three month period in 2000 reflects a decrease of $159,463 (51.1%) in revenue resulting from: (1) a 78% decrease in gold production from the mine and (2) timber not being harvested during the three month period in 2001.

Operating expenses increased to $317,466 for the three-month period ended March 31, 2001 compared to $301,346 for the three-month period ended March 31, 2000. The increase is primarily attributable to increased salaries and wages related to the employment of 3.5 additional full time equivalent employees and to annual compensation adjustments for other employees. The increase in salaries and wages are offset by a decrease in depreciation expense attributable to a number of items becoming fully depreciated after the first quarter of 2000. The increase in small equipment and repairs expense reflects maintenance and repair of existing pumps utilized in de-watering of the mine.

Other expenses totaled $35,217 for the three-month period ended March 31, 2001 compared to $4,737 for the three-month period ended March 31, 2000. The increase relates to inventory valuation adjustments due to the fluctuation in the spot price of gold and the gain on the sale of mill equipment.

For the period ended March 31, 2001, the Company recorded a loss of $199,845 (before taxes) compared to a profit of $6,218 for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity (i.e., its ability to generate adequate amounts of cash to meet its needs for cash) is substantially dependent upon the results of its operations. While the Company does maintain a gold inventory which it can liquidate from time to time to satisfy its working capital needs, there can be no assurance that such inventory will be adequate to sustain operations for extended periods if the Company's gold mining activities are not successful. Because of the unpredictable nature of the gold mining business, the Company cannot provide any assurance with respect to long-term liquidity. In addition, if the Company's mining operation does not produce meaningful additions to inventory, the Company may determine it is necessary to satisfy its working capital needs by selling gold in bullion form.

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

Dated:  May 15 2000