Form 10QSB
period 2001-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2001-08-14
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-QSB



                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended June 30, 2001            Commission File No. 001-10156



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

                        Yes:  X                      No:



As of June 30, 2001, 4,248,682 shares of Common Stock, par value $.10 per share, were issued and outstanding.

PART I

Item 1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                       June 30, 2001 and December 31, 2000


                                        June 30, 2001     December 31, 2000
                                        -------------     -----------------
ASSETS

Current assets
   Cash                                  $        -             $   37,912
   Accounts receivable - trade               57,771                 45,905
   Accounts receivable - employees            3,957                  5,582
   Accounts receivable - shareholders         8,100                  8,100
   Inventory                                576,519                704,522
   Other current assets                       7,221                 10,295
                                         ----------             ----------
     Total current assets                   653,568                812,316
                                         ----------             ----------

Mining property
   Real estate and property rights
      net of depletion of $524,145          181,171                181,171
   Mineral property                         473,323                473,323
   Development costs, net of amortization
      of $99,841 at June 30, 2001 and
      December 31, 2000                     799,144                799,144
                                         ----------             ----------
                                          1,453,638              1,453,638
                                         ----------             ----------
Fixed assets at cost
   Equipment                                893,291                893,754
   Buildings                                162,487                159,487
   Vehicles                                 219,592                193,243
                                         ----------             ----------
                                          1,275,370              1,246,484
Less accumulated depreciation            (1,081,352)            (1,043,352)
                                         ----------             ----------
     Net fixed assets                       194,018                203,132
                                         ----------             ----------
Other assets, net of
   accumulated amortization                  14,900                 14,900
                                         ----------             ----------

     Total assets                        $2,316,124             $2,483,986
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
   Bank overdraft                        $   19,155
   Accounts payable &
      accrued expenses                      307,846             $  159,001
Due to related party                         43,800                  6,060
Notes payable due within one year            38,747                 24,947
                                         ----------             ----------
     Total current liabilities              409,548                190,008
                                         ----------             ----------
Long term liabilities
   Notes payable due after one year         103,374                 68,760
                                         ---------              ----------
     Total liabilities                      512,922                258,768
                                         ----------             ----------

Stockholders' equity
   Capital stock, par value $.10 -
     10,000,000 shares authorized:
     4,248,682 and 4,244,932 shares
     issued and outstanding as of
     June 30, 2001 and
     December 31, 2000, respectively        424,868                424,493
   Additional paid-in capital             1,803,091              1,799,716
   (Accumulated deficit)
      retained earnings                    (424,757)                 1,009
                                         ----------             ----------
     Total stockholders' equity           1,803,202              2,225,218
                                         ----------             ----------
Total liabilities and
  stockholders' equity                   $2,316,124             $2,483,986
                                         ==========             ==========


                              See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                             Statement of Operations

                            Three Months Ending          Six Months Ending
                            6/30/01     6/30/00         6/30/01    6/30/00
                           --------    --------         -------    -------
Revenue:
Gold & jewelry sales      $  135,105  $  138,949    $  287,942  $  443,112
Timber sales                       -      67,569             -      75,706
                           ---------- ----------     ---------- ----------
  Total revenue           $  135,105  $  206,518    $  287,942  $  518,818
                           ---------- ----------     ---------- ----------

Expenses:
Salaries and wages           236,675     175,661       425,826     316,150
Depreciation & amortization   19,000      18,742        38,000      38,500
Telephone and utilities       36,958      22,498        52,572      38,072
Property taxes & permit
  fees                        14,014      14,014        28,008      28,263
Insurance                      8,995       7,394        16,545      18,285
Supplies                      13,297      20,645        36,769      42,593
Drayage                        6,543      12,515        16,248      17,518
Office expenses               12,832      11,462        13,115      18,960
Legal and accounting          21,936       4,318        41,546      31,438
Other expenses                14,144     (24,366)       33,230      14,450
                             --------    -------       --------   --------
     Total expenses           384,394    262,883        701,859    564,229
                             --------    -------       --------   --------

Loss from operations         (249,289)   (56,365)      (413,917)   (45,411)


Other income & (expense):      24,169     21,370        (11,049)    16,633
                             --------   --------       --------   --------
Loss before taxes            (225,120)   (34,995)      (424,966)   (28,778)

Provision for income tax          800        800            800        800
                             --------    -------        -------   --------
Net loss                    $(225,920) $ (35,795)     $(425,766) $ (29,578)
                            ========== =========      =========  =========

Basic and diluted
  loss per share               $(0.05)    $(0.01)        $(0.10)    $(0.01)
                                -----      -----          -----      -----

                                   June 30, 2001             June 30, 2000
                                   -------------             -------------
Weighted average
  shares outstanding                 4,248,682                 4,154,340

                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
                   Six Months Ended June 30, 2001 and 2000

                                     Six Months Ended       Six Months Ended
                                          6/30/01                6/30/00
                                     ----------------       ----------------

Cash Flows From Operating Activities:

Net loss                               $     (425,766)        $     (29,578)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
     Depreciation and amortization             38,000                38,500
     (Increase) in accounts receivable        (10,241)              (29,845)
     Decrease(Increase) in inventory          128,003              (115,596)
     Decrease in other current assets           3,074                 2,740
     Increase in accounts payable
       and accrued expenses                   148,845               293,254
                                         ------------            ----------
  Net cash used (provided) by
     operating activities                    (118,085)              159,475
                                         ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                    (28,886)              (62,644)
  Proceeds from sale of land                        -                   920
                                        -------------           -----------

  Net cash used by
    investing activities                      (28,886)              (61,724)
                                        -------------           -----------

Cash Flows From Financing Activities

  Bank overdraft                             (19,155)                     -
  Payments made on notes payable                                    (70,997)
  Net advances on loans to related parties     37,740                 7,292
  Proceeds from additional borrowings          81,575                     -
  Principle payments made on
    Long-term borrowings                      (33,161)                    -
  Proceeds from sale of common stock            3,750                     -
                                         ------------          ------------
  Net cash provided (used) by
    financing activities                      109,059               (63,705)
                                         ------------          ------------
  Decrease(Increase) in cash                  (37,912)               34,046

Cash, beginning of period                      37,912                   680
                                         ------------          ------------
Cash, end of period                     $           -          $     34,726
                                         ============          ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                     $      6,200          $     13,287
                                         ============          ============
    Income taxes                         $        800          $        800
                                         ============          ============

Supplemental schedule of non-cash investing and financing activities:
  Acquisition of vehicle through loan
    from a financial institution:        $    (26,349)         $          -
                                         ============          ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

1. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB.

2. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-KSB. The results in the interim statements may not necessarily be indicative of the operating results for the full year.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BALANCE SHEET COMPARISONS
The Company's decrease in total assets of $167,862 (6.76%) is primarily attributed to a decrease in inventory which was liquidated to satisfy working capital needs.

Cash flow difficulties at the end of the period resulted in increased accounts payable. Additionally, a shareholder made a short-term advance to facilitate cash flow. The Company's total liabilities increased $254,154 (98.22%) for the period.


STATEMENT OF OPERATIONS
Revenues from gold production and sales for the three-month period ending June 30, 2001 remained relatively unchanged compared to the three-month period ending June 30, 2000. The decrease in revenues for this period is a result of the Company electing to not harvest timber under its timber harvest plan due to market conditions. Additionally, the decrease in revenues for the six months ending June 30, 2001, compared with the same period ending June 30, 2000, is due to a decrease in production of gold.

Salaries and wages for the three-month period ending June 30, 2001 increased $61,014 (34.73%) compared to the same three-month period in 2000. For the six-month period ending June 30, 2001, salaries and wages increased $109,676 (34.69%). This increase is due to a larger workforce, increased insurance and increased worker compensation costs associated with salaries and wages. There were 21 full-time employees and one permanent part-time employee on June 30, 2001. The energy situation in California has increased the Company's utility rates thereby generating an increase of $14,460 (64.27%) for the three-month period ending June 30, 2001 compared with the same three-month period ending June 30, 2000.

The Company's net loss for the three and six-month periods ended June 30, 2001 totaled $225,920 and $425,765, respectively. This amounts to an increase in net loss of $190,125 and $396,187, respectively, from the same periods in 2000.


SUBSEQUENT EVENT
Management has been actively negotiating debt funding with a third party. The Board of Directors authorized the Company's President to engage a line of credit in the amount of $400,000 with a 12 to 18 month term at a rate of 12%. It is anticipated that the line of credit will be available to the Company in August 2001. A portion of the available credit will be used to pay-down the Company's accounts payable. The balance of the funds will be used in executing the Company's mining plan of developing the Tightner shaft, de-water the lower levels of the mine and to begin development of the Plumbago mine as an active heading.


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


PART II

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the shareholders was held on June 23, 2001. The following directors were re-elected:

           Name                 Yes Votes        No Votes    Total Votes

     Michael M. Miller          3,110,863             0       3,110,863
     Charles I. Brown           3,110,738           125       3,110,863
     Sandor Holly               3,110,738           125       3,110,863
     Scott K. Robertson         3,110,238           625       3,110,863

Other matters to come before a vote are as follows:

Item 2 as stated on the Proxy: To approve the appointment of Perry-Smith LLP, Certified Public Accountants, as independent auditor of the Corporation:

      Yes Votes:  3,110,863     No Votes:     0     Total Votes:  3,110,863

Item 3 as stated on the Proxy: In his discretion, the proxy is authorized to vote upon such other business as may properly come before the Meeting:

      Yes Votes:  3,109,013     No Votes: 1,850    Total Votes:  3,110,863

The Directors voted unanimously to appoint Cindy L. McGaw as an officer of the Corporation to serve in the capacity of Secretary.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President, CEO and Director

Dated:  August 14, 2001