Form 10QSB
period 2001-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2001-11-20
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-QSB



                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended September 30, 2001         Commission File No. 001-10156



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

                        Yes:  X                      No:



As of September 30, 2001, 12,746,046 shares of Common Stock, par value $.0333 per share, were issued and outstanding.

PART I

Item 1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                       September 30, 2001 and December 31, 2000


                                     September 30, 2001   December 31, 2000
                                     ------------------   -----------------
ASSETS

Current Assets

Current Assets
   Cash                                  $        -             $   37,912
   Accounts receivable: trade                 7,744                 45,905
   Accounts receivable: employees             2,925                  5,582
   Accounts receivable: shareholders          8,100                  8,100
   Inventory                                632,135                704,522
   Other current assets                       6,342                 10,295
                                         ----------             ----------
     Total current assets                   657,246                812,316
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,091                181,171
   Mineral property                         473,403                473,323
   Development costs, net of amortization
      of $99,841 at June 30, 2001 and
      December 31, 2000                     799,144                799,144
                                         ----------             ----------
                                          1,453,638              1,453,638
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                901,048                893,754
   Buildings                                159,487                159,487
   Vehicles                                 252,128                193,243
                                         ----------             ----------
                                          1,312,663              1,246,484
Less accumulated depreciation            (1,094,844)            (1,043,352)
                                         ----------             ----------
     Net fixed assets                       217,819                203,132
                                         ----------             ----------
Other assets, net of
   accumulated amortization                  14,900                 14,900
                                         ----------             ----------

     Total Assets                        $2,343,603             $2,483,986
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Bank overdraft                        $    5,327
   Accounts payable &
      accrued expenses                      321,465             $  159,001
   Due to related party                      51,619                  6,060
   Notes payable due within one year         46,056                 24,947
                                         ----------             ----------
     Total Current Liabilities              424,467                190,008
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         205,857                 68,760
                                         ----------             ----------
     Total Liabilities                      630,324                258,768
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.0333
     30,000,000 shares authorized:
     12,746,046 issued and outstanding
     as of September 30, 2001;
     and 12,734,795 shares issued
     and outstanding as of
     December 31, 2000                      424,868                424,493
   Additional paid-in capital             1,803,091              1,799,716
   (Accumulated deficit)
      retained earnings                    (514,680)                 1,009
                                         ----------             ----------
     Total Stockholders' Equity           1,713,279              2,225,218
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $2,343,603             $2,483,986
                                         ==========             ==========


                              See Accompanying Notes

PART I:  FINANCIAL INFORMATION

                       Original Sixteen to One Mine, Inc.
                             Statement of Operations

                            Three Months Ending         Nine Months Ending
                            9/30/01     9/30/00         9/30/01    9/30/00
                           --------    --------         -------    -------
Revenue:
Gold & jewelry sales      $  170,324  $  554,766    $  458,266  $  997,878
Timber sales                       0     355,731             0     428,457
                           ---------- ----------     ---------- ----------
  Total revenue           $  170,324  $  910,497    $  458,266  $1,426,345
                           ---------- ----------     ---------- ----------

Expenses:
Salaries and wages           179,460     155,321       579,531     471,471
Depreciation & amortization   13,492      18,661        51,492      57,161
Contract labor                 1,922       3,533        27,676       1,576
Telephone and utilities       34,464       9,490        87,037      47,561
Property taxes & permit
  fees                        15,642      14,708        43,650      42,971
Insurance                      7,550       4,927        24,094      23,212
Supplies                      16,015      13,566        53,859      56,160
Drayage                        4,590       9,238        20,838      26,756
Small equipment & repairs      3,637      13,263        21,759      16,363
Office expenses                    0       3,101        12,993      22,061
Accounting, legal
  and compliance               8,489       7,672        50,035      39,110
Other expenses                 4,779       4,752        18,935      15,088
                            --------     -------      --------    --------
     Total expenses          290,040     258,232       991,899     819,490
                            --------     -------      --------    --------

(Loss) gain from operations (119,716)    652,265      (533,633)    606,855
                            --------     -------      --------    --------

Other income                  29,793       1,400        18,745      18,032
                            --------    --------      --------    --------
(Loss) gain before taxes     (89,923)    653,665      (514,888)    624,887

Provision for income tax           0           0           800         800
                            --------     -------       -------    --------
Net (loss) gain            $ (89,923)  $ 653,665     $(515,688)  $ 624,087
                            ========== =========      =========  =========

Basic and diluted
  (loss)gain per share         $(0.01)    $ 0.05         $(0.04)    $ 0.05
                                -----      -----          -----      -----

                                September 30, 2001         September 30, 2000
                                ------------------         ------------------
Weighted average
  shares outstanding                  12,746,046                 12,463,020

                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
           Nine Months Ended September 30, 2001 and September 30, 2000

                                     Nine Months Ended      Nine Months Ended
                                          9/30/01                9/30/00
                                     ----------------       ----------------
Cash Flows From Operating Activities:

Net loss                               $    (515,688)       $      624,087
Adjustments to reconcile net (loss)
  profit to net cash provided by
  operating activities:
     Depreciation and amortization            51,492                 50,853
     Decrease (Increase)in
        accounts receivable                   40,818                (63,747)
     Decrease (Increase)in inventory          72,387               (387,694)
     Decrease in other current assets          3,953                  6,941
     Increase in accounts payable
       and accrued compensation              162,464                 13,736
                                        ------------             ----------
  Net cash (used) provided by
    operating activities                    (184,574)               244,176
                                        ------------            -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                   (66,179)               (62,490)
  Proceeds from sale of land                       -                    920
                                       -------------            -----------

  Net cash used in investing
    activities                               (66,179)               (61,570)
                                        ------------            -----------

Cash Flows From Financing Activities

  Bank overdraft                               5,327
  Payments made on notes payable                   -                (76,944)
  Advances (to) from related parties, net     45,559                 (1,712)
  Proceeds from additional borrowings        158,206                      -
  Proceeds from sale of common stock           3,749                      -
                                        ------------           ------------
  Net cash (used) provided by
    financing activities                     212,841                (78,656)
                                        ------------           ------------
  (Decrease (Increase)in Cash                (37,912)               103,950

Cash, beginning of year                       37,912                    680
                                        ------------           ------------
Cash, end of period                     $          -           $    104,630
                                        ============           ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                    $     17,456           $     16,786
                                        ============           ============
    Income taxes                        $        800           $        800
                                        ============           ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

1. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature,unless otherwise disclosed in this Form 10QSB.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BALANCE SHEET COMPARISONS
The Company's decrease in total assets of $140,383 (5.65%) is primarily attributed to a decrease in inventory. The Company does maintain a gold inventory which it can liquidate from time to time to satisfy its working capital needs. Accounts receivable decreased a total of $40,818 (68.50%) by the end of the third quarter compared to December 31, 2000, further reducing assets.

Fixed assets increased as the Company purchased through financing two vehicles to be utilized in its mining operations.

The lack of gold production for the period ending September 30, 2001, continues to create cash flow difficulties, resulting in a decrease in cash and an increase in accounts payable.

The Company's total liabilities increased $371,556 (143.59%) for the period, reflecting the long-term obligation of the Company's vehicle purchase and approximately $88,000 of debt funding secured by the Company. (See Subsequent Events)

On September 4, 2001, the Company filed an amendment to its Articles of Incorporation to increase the authorized shares of the Company's common stock from ten million to thirty million shares. The Company declared a three for one stock split on September 14, 2001. All per share data presented in this report has been adjusted to reflect the stock split as if it had occurred at the beginning of the periods presented.


STATEMENT OF OPERATIONS
Revenues from gold production and sales for the three-month period ending September 30, 2001, declined sharply compared to the three-month period ending September 30, 2000. Additionally, the Company did not actively harvesting timber under its timber harvest plan. This rationale continues to be representative of the nine-month comparisons for 2001 and 2000.

Salaries and wages for the three-month period ending September 30, 2001 increased $24,139 (15.54%) compared to the same three-month period in 2000. For the nine-month period ending September 30, 2001, salaries and wages increased $108,060 (22.92%). This increase is due to a larger workforce, increased insurance and worker compensation costs associated with salaries and wages. There were 19 full-time employees and one permanent part-time employee on September 30, 2001. The energy situation in California has increased the Company's utility rates thereby generating an increase of $24,974 (263.16%) for the three-month period ending September 30, 2001 compared with the same three-month period ending September 30, 2000. The increase in accounting, legal and compliance in the three-month period ending September 30, 2001, compared with the same period ending September 30, 2000, is minimal. However, the increase of $10,925 (27.93%) for the nine-month period ending September 30, 2001, compared with the same nine-month period in 2000, is attributed to compliance matters as the Company challenged the position of Mining Safety and Health Administration (MSHA) at a hearing earlier in the year. The result of the hearing vacated several of the issues and reduced fees on the remainder of the matters.

The Company's net loss for the three and nine-month periods ended September 30, 2001 totaled $89,923 and $515,688.


SUBSEQUENT EVENTS
Management negotiated debt funding in the amount of $400,000. Approximately eighty-eight thousand of the line of credit was advanced in September. The debt funding was finalized in October 2001. The term of the funding is for one (1) year at a rate of 12% per annum. A portion of the funds were used to pay-down the Company's accounts payable. The balance is being used to execute the Company's mining plan of developing the Tightner shaft, de-watering the lower levels of the mine and to begin development of the Plumbago mine as an active heading.


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

Dated:  October 20, 2001