Form 10KSB
period 2001-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2002-04-15
CIK 74925

FORM 10-KSB
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(X) 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

              For the fiscal year ended:  DECEMBER 31, 2001

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

     Common stock, par                         Pacific Exchange
  Value $.033 per share

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

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2001 was $1,251,127.

The number of shares outstanding of the registrant's common stock, $.03 par value, was 12,746,046 at December 31, 2001.

PART I


ITEM 1:  BUSINESS

Description of Business


[Note: In accordance with directives from the Securities and Exchange Commission and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).]

Original Sixteen to One Mine, Inc. (the Company) mines gold on properties it owns or on which it has claims, in and around the town of Alleghany in the California Gold Country, about 65 miles northeast of the intersection of I-80 and California State Route 49.

The Company's primary operation is the Sixteen to One mine from which more than 1,108,349 troy ounces of gold have been retrieved since the mine commenced operation in 1896. The Company began doing business in its present form in 1911 and has operated continuously ever since. Unlike the common image of California '49ers panning for gold, the Company's operation is a hard rock underground exploration property in which the Company sinks diagonal shafts ("winzes") from which the miners create horizontal levels at various elevations. The Company's activities are presently focused on the 800 foot level and 1700 foot level. When the miners are tunneling, they average about 5 linear feet of progress per day. Periodically, the miners drift outward on quartz veins. Gold is not distributed evenly within the quartz veins; however, within the Company's exploration property, concentrations of gold deposits are found within these quartz veins. Because the gold appears intermittently, the Company makes no claim of reserves.

The Company's operations are characterized by significant amounts of preparation, tunneling, underground property maintenance and upgrading, all of which are necessary to permit the location and extraction of the gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during those periods, little gold is mined. At other times, the Company's miners are primarily searching for gold. Accordingly, the Company's business is subject to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or towards underground exploration and the other as a function of the productivity of current operations. In 1999 (February), the Company significantly altered its operation. The scope of activities was reduced with emphasis placed on short term underground headings most likely to yield immediate gold. In 1998 and 1997, the Company devoted substantial resources toward underground exploration for gold. In 1996, the Company channeled substantial resources to the maintenance of the mine and development of infrastructure; in 1995 and 1994, the Company had also devoted substantial resources to sinking a new winze and developing new levels to permit the exploration of additional areas of the mine. Mining is classically a "boom or bust" activity, and the Company's operations fit that description.

The Company uses existing metal detection technology which enables miners to detect gold approximately 20 to 30 inches in from the tunnel wall, and the Company frequently works with other companies to develop new technologies potentially permitting non-invasive exploration substantially further into the rock wall. The Company makes its property available to third parties for the purposes of researching and developing new detection technology; however, the Company does not actively seek scientific research and development in new detection technology. It does however, from time-to-time, work with such companies at the discretion of the Board of Directors when it is in the best interest of the Company to do so. These arrangements allow the Company to benefit from research activities without incurring the costs usually associated with research and development.

Advancement in metal detection technology has steadily progressed over the past ten years. The greater sensitivity in metal detection aides in the identification of gold bearing quartz so that blasting becomes more effective and efficient. Sixteen to One is not a scientific research company and it is therefore impossible for it to predict future developments.

For accounting purposes, gold revenues are accrued when the metal has been recovered. However, for tax purposes, revenues are not recognized until the gold has been sold. Although most of the Company's gold is sold as refined bullion, the Company has additional value-added ways to sell its gold. The Company markets rare high-grade gold and quartz specimens at a premium to museums, collectors and jewelry manufacturers, and it also manufactures its own jewelry and sells its own proprietary mine bars.

The Company has no extraordinary working capital requirements, nor is it dependent on any particular customer, as gold bullion has multiple markets. The Company has no backlog of orders. The Company does not believe that it operates in a materially competitive context; the Company's operating results generally reflect the efficiency and timeliness with which it locates gold.

The raw materials and equipment used for underground exploration are commonly available, and the Company has generally been able to satisfy its labor requirements. The Company believes that within the Sixteen to One mine, there are a substantial number of attractive exploration opportunities.

In 1994, following a long-standing practice of acquiring former productive mines, the Company purchased the Brown Bear mine in Trinity County, located outside Lewiston, California. The property is 540 timbered and patented acres and has yielded 500,000 troy ounces of gold to its past owners. The mine is underground yet no excavation exists below the tunnel entrance (adit) level. During the 1980's the property was extensively core drilled by Santa Fe Mineral. The Company believes that within the Brown Bear mine a substantial number of attractive exploration opportunities exist. When funding is available for exploration and development, the Company will pursue the potential within this property. In 1999, the Company acquired the Plumbago mine in the Alleghany Mining District which is located approximately two miles southeast of the Company's corporate offices in Alleghany, California. The property includes a 20 acre patented claim and mineral rights to eight patented and 16 unpatented claims. The property has a history of rich gold production. The Company will pursue the potential within this property when funding becomes available for exploration and development. However, there can be no assurances that such funding will be available to the Company in the foreseeable future.

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

The Company is a California corporation formed October 11, 1911. At December 31, 2001, it had 17 full-time employees plus three permanent part-time employees. The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. The Company's phone number is
(530)287-3223.  The Internet address is: www.origsix.com.


Risk Factors

(a) Price of Gold

The price of gold has been flat (with a few periodic exceptions) over the past three years, probably reflecting diminished inflationary expectations and activities of the international banking institutions. Any significant drop in the price of gold may have a materially adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by substantially increased production or jewelry sales.


(b) Lack of Proven Reserves

As noted previously, the Company is unable to predict if, where or when gold will be found and recovered. While (i) the Company has recovered over 40,760 troy ounces of gold since January 1992 and (ii) management believes that substantial additional unrecovered gold exists in the Sixteen to One mine, the Company has no ability to measure or prove its reserves and thus may be unable to obtain additional debt or equity financing when needed.


(c) 	Governmental Regulation

Mining is generally subject to regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. Laws may change preventing or delaying the commencement or continuance of given operations. Interpretation of and implementation of regulations has become a significant threat to the natural resource industry including the Company.

The Company does believe however, it is currently operating in compliance with all known safety and environmental standards and regulations, there can be no assurance that it is in such compliance or that future changes in the laws, regulations or interpretations thereof will not have a material adverse effect on the results of the Company's operations.


(d) 	Liquidity

The Company's gold inventory at December 31, 2001 was $706,633 (carried at the spot price for gold on that date). Much of that inventory is in the form of specimens or gold held for jewelry. While actual cash sales support that the inventory value exceeds the spot price, no vale added amounts are used to compute the inventory. The Company believes the difference in the recorded value and the actual cash value is a significant factor in determining its asset value. However, accounting principles do not allow for acknowledgement of increased "potential value". The Company has experienced periodic shortfalls in liquidity which are not likely to be bridged by institutional debt financing. Management will address these issues as they arise, which may involve the sale at commodity prices of gold held for specimen or jewelry sale. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory.

Cash flow deficiencies create situations whereby the Company suffers losses in its purchasing options and its personnel are diverted away revenue production.


(e) 	Dependence on Key Personnel

The Company is substantially dependent upon the continued services of Michael Miller, its President. The Company has no employment agreement with Mr. Miller, nor is there either key person life insurance or disability insurance on Mr. Miller. Accordingly, there can be no assurance that Mr. Miller's services will remain available to the Company. If Mr. Miller's services are not available to the Company, the Company will be materially and adversely affected. However, Mr. Miller has been a shareholder of the Company since 1975 and considers his investment of time and money in the Company of significant personal value. Furthermore, he resides in Alleghany and he has additional interest in the community. It is extremely unlikely and he has expressed no intention of resigning his position with the Company.


(f) 	Price of Stock

The risk factor created by the Company's status as a penny stock is limited to the ability of a broker or exchange to carry inventory of stocks to address margin spreads. Most brokerage firms will not actively solicit investment in a penny stock. Therefore, a penny stock could be when compared to a non-penny stock.



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

In 1991, the Company purchased a mill permitted for 200 tons per day, which it upgraded in 1996 after a fire damaged the facility. The Company's Sixteen to One mine, located in Alleghany, California, is accessed by a road maintained by the Company. The mouth of the mine is approximately one-half mile from a county road.

The Company's Alleghany properties consist of 25 patented claims (452 acres). An additional 69 claims are subject to subsurface access but with paramount title held by the Bureau of Land Management of the Department of the Interior. In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (540 acres), 22 unpatented claims (440 acres), plus 160 acres of mineral rights on patented claims. The following table sets forth further information with respect to the Company's mining claims.

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

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the Pacific Exchange under the symbol OAU.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2001  $ .234  $ .167  $ .400  $ .250  $ .300  $ .267   $ .400  $ .150
    2000    .333    .187    .354    .210    .397    .210     .333    .127
    1999    .357    .230    .417    .167    .354    .230     .354    .210
    1998    .730    .544    .687    .520    .687    .294     .417    .294
    1997   1.294   1.084   1.417    .960   1.334    .960    1.000    .627
    1996   1.544   1.250   1.584   1.437   1.520   1.377    1.334   1.250
    1995   1.314   1.084   1.250    .877   1.750   1.044    1.627   1.250
    1994   2.500   1.584   2.084   1.834   1.917   1.417    1.250   1.127

Note: The Company offered a 3 for 1 stock split in 2001. Accordingly, share and per share data has been restated for all periods presented to give effect to the split.


Shareholders

As of December 31, 2001 there were 1,259 holders of common stock.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

Management's discussion and analysis should be read in conjunction with the Company's audited Financial Statements including the Notes thereto included in this Form 10-KSB.

Balance Sheet

Original Sixteen to One Mine, Inc., is a distinct company in that it is the only operating Securities and Exchange Commission (SEC) reporting company of its kind remaining in the United States. While the reporting standards are in compliance with the SEC requirements, management believes that the assets of the Company are understated. For example, in 2001, the Company incurred a loss of approximately $800,000 in the writing down of development costs of the 2282 Winze. The development costs were capitalized based on gold production. Due to more favorable locations for short-term gold production the Company's made changes in its plan of operation. While the immediate future holds no promise for operation in this area of the mine, the development stills proves to be a valuable asset to the infrastructure of the property.


Comparisons of 2001 with 2000

The Company's decrease in its current assets of $48,919 (6.02%) was primarily attributed to a decrease in trade accounts receivable. It is the Company's policy, with the exception of two of the Company's manufacturers, to primarily sell its gold, gold enriched quartz, gold specimens and jewelry on a COD basis. The decrease is also attributed to proportionately expensing a prepaid asset, related to expense to a two year agreement made by the Company with a shareholder in 1990 for geological services in exchange for issuance of the Company's common stock.

The $799,144 (55.00%) decrease in the Company's mining property is the remaining unamortized capitalized development costs of the 2283 Winze. Total costs associated with the development of the winze aggregating approximately $850,000 were capitalized in prior years. Management's revised estimates of future cash flows were less than the carrying value of the winze, indicating impairment and were recorded as such.

Liabilities increased $569,112 (219.93%) primarily due to the Company securing financing for:

1) Vehicle: Balance owed at December 31, 2001 totaled $21,688, due in monthly installments of $365 including interest at the bank's prime rate plus 2% (10.5% at December 31, 2001).

2) Vehicle: Balance owed at December 31, 2001 totaled $30,656, due in monthly installments of $490 including interest at an annual rate of 6%.

3) Note payable to bank ($34,199 at December 31, 2001), secured by accounts receivable and inventory, due in monthly installments of $855 including interest at the bank's prime rate plus 2% (7% at December 31,2001).

4) Note payable to bank ($400,000), secured by first deed of trust on Alleghany buildings and land; interest only payments with principal and interest due August 2002; interest due monthly at an annual rate of 12%.

5) Note payable to shareholder ($20,000), secured by gold inventory, with interest only paid with one ounce of gold at the end of each month. The note is due June 2002.

Other changes in the comparisons between 2001 and 2000 on the balance sheet are deemed insignificant and immaterial.


Statement of Operations

(a) Comparison of 2001 with 2000

Revenues decreased $1,013,508 (58.60%) for the year 2001 compared with 2000. Lack of any timber harvesting operation by the Company attributed to $509,998 of the decrease with the remaining amount of decrease due to lack of gold production. The Company's timber harvest plan for the Alleghany properties expires August 23, 2002. The timber harvest plan for its Trinity Country property expires October 17, 2002. Both plans will be renewed.

The energy situation in California has dramatically increased the Company's utility rates, thereby generating an increase of $41,444 (52.42%). Insurance increased $22,731 (16.13%) due to the addition of two vehicles and overall industry rate increases.

The Company's expenditure for legal fees totaled approximately $2,000 in 2001. Management has represented the Company in several compliance matters without engaging the aid of legal counsel. Accounting expense for 2001 totaled $38,854 which is comparable with 2000. Legal and accounting expense also encompasses fees for permits and other expenditures associated with compliance.

The development cost of the 2283 Winze was capitalized; however, it is generally the policy of the Company to expense any development costs as they are incurred. The loss from the write down of development costs of this winze, approximately $800,000, significantly impacted the Company's statement of operations resulting in a net loss for 2001 of $1,449,292 compared to a net income of $577,656 for the year ended December 31, 2000.

The basic and diluted loss per share for 2001 totaled $ (.11) compared with a gain of $ .05 per share in 2000.


(b) Comparison of 2000 with 1999

During 1999, the majority of the Company's labor was through contractual agreement; therefore, direct comparison cannot be made. The overall increase in labor (salaries and wages combined with contract labor) of $51,611 (8.57%) was a result of the Company maintaining employees directly on its payroll, rather than on a contractual basis. It is the position of the Company that having its own employees provides for better direct management of personnel, loyalty and dedication. At December 31, 2000, the Company employed 17 full time employees and one permanent part-time employee. There were two employees on worker's compensation at year-end. Telephone and utilities had a slight increase due to the increase in rates of the utility companies. Due to a re-evaluation of taxes by the county assessor, property taxes reflected a decrease over the prior year. Insurance expense increased $25,322 (21.91%) for year-end December 31, 2000 due to increases in rates of the insurance industry. The increase of $28,625 (62.26%) in supply expense for the year end December 31, 2000 for the same period ending December 31, 1999, was due to the Company actively employing a mining crew and becoming directly involved in the mining process. Interest expense decreased $48,754 (57.90%) as the Company was able to pay down interest related debts due to the increase of gold and timber revenues during 2000.

In 1999, the Company became aware of a change in the administration of regulation by the Mine Safety and Health Administration (MSHA), a federal agency under the Department of Labor resulting in unreasonable and unwarranted issue of citations. The change in administration by MSHA has significantly and substantially increased the demands of federal regulation which has had a negative impact on the operation, production and therefore revenue of the mine. In 2001, the Company successfully challenged many of the citations through an administrative hearing process. While the potential of the Company seeking damages is real, as of December 31, 2001, no legal action to recover damages has been filed.


Liquidity and Capital Resources

The Company's liquidity is substantially dependent upon the results of its operations. While the Company does maintain a gold inventory which it can liquidate to satisfy working capital needs, there can be no assurance that such inventory will be adequate to sustain operations if the Company's gold mining activities are not successful. Because of the unpredictable nature of the gold mining business, the Company cannot provide any assurance with respect to long-term liquidity. In addition, if the Company's operation does not produce meaningful additions to inventory, the Company may determine it is necessary to satisfy its working capital needs by selling gold in bullion form.

The Company is dependent on continued recovery of gold and sales of gold from inventory to meet its cash needs. Although the Company has historically located an annual average of $848,000 of gold over a five year period, there can be no assurance that the Company's efforts in any particular period will provide sufficient funding for the Company to continue operations.

If the Company's cash resources are inadequate and its gold inventory is depleted, the Company may seek debt or equity financing on the most reasonable terms available.


SUBSEQUENT EVENTS

Due to the low price per share of the Company's stock, OAU was delisted on March 21, 2001 by the Pacific Exchange and trading ceased. The decision by the Pacific Exchange is under appeal. The Company is awaiting a hearing date.


ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are attached at the end of this document.



ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                None.



PART III


ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 23, 2002. All of the officers of the Company serve at the pleasure of the board of directors.

Name                Age  Position  Officer Since  Director Since

Michael M. Miller    59  President
                          & Director    1983             1977

Charles I. Brown     70 Director        1990             1986

Sandor Holly         69  Vice President
                          of Technology
                          & Director    1999             1997

Scott K. Robertson   45  Treasurer
                           & Director   1999             1999

Cindy L. McGaw       49  Secretary      2001              N/A


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


Charles I. Brown-Director

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


Sandor Holly-Vice-President of Technology & Director

Dr. Sandor Holly, an expert in Laser Physics and Electromagnetics, joined pioneering efforts at Rocketdyne in 1976 to head up its Experimental Optics and Optical Instrumentation Departments. At that time Rocketdyne was a Division of the Rockwell International Corporation. In 1996, Boeing Corporation acquired from Rockwell its Aerospace business, which included the Rocketdyne Division. He is the recipient of eighteen patents including one of the first Free Electron Laser patents issued by the U.S. Patent Office in 1960. Dr. Holly is active in national and international conferences in Switzerland, Hungary, Germany, Japan and Russia. He was born in Budapest, Hungary in 1933, graduating from ELTE University of Sciences in 1955. He received the following degrees: M.S. (Electrical Engineering) from MIT in 1960; S.M. (Physics) from Harvard University in 1962; Ph.D. (Applied Physics) from Harvard University in 1969; and Post Doctoral (Modern Optics) from Northeastern University in 1970.


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


Cindy L. McGaw-Secretary

Ms. Cindy L. McGaw is a fifth generation Californian and has been employed with the Company since October 1996, working in the capacity of Corporate Manager. She previously worked administratively for a general contractor and electrical contracting firm. Ms. McGaw earned her degree in Business Administration while living in Connecticut with her family for 13 years. She served on the Board of Education in Voluntown, Connecticut from 1984 to 1994 in the capacities as chairperson and secretary. She also served as secretary of the Executive Board for the Lyman Gilmore Band Booster from 1998 to 1999. Ms. McGaw also was a member of the Eastern Connecticut Chamber of Commerce, serving as Ambassador in 1995 and 1996. She currently is president of a local SCUBA diving non-profit organization.


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


Management Remuneration for the Period Ended December 31, 2001

   Name/
Principal       Annual
Position         Year   Salary    Bonus  Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2001  $ 63,462   -----     ------       ------
President & CEO  2000  $ 75,000   -----     ------       ------
                 1999  $ 75,000   -----     ------       ------


The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        450,000 shares       $ .230 per share
     Issued June 30, 1998        150,000 shares       $ .710 per share

Note:  No options were granted in the years 2001 or 2000.

These options vest ratably over a five year period beginning one year from the date of grant.

Non-qualified Stock Options granted to board members are summarized in the following table:

                               SHARES      EXERCISE PRICE     FULLY VESTED
                               ------      --------------     ------------
Issued June 30, 2001           45,000           $ .3400      June 30, 2005
Issued June 30, 2000           45,000           $ .3125      June 30, 2004
Issued June 30, 1999           45,000           $ .3750      June 30, 2003
Issued June 30, 1998           30,000           $ .6250      June 30, 2002

These options vest ratably over a four year period beginning one year from the date of grant and expire ten years after the date of grant.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common     M. Blair Hull              1,962,822             15%
           Hull Trading Co.
           401 So. LaSalle, Suite. 505
           Chicago, IL  60605

Common     Kathy N. Hull              1,490,250             12%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller          1,279,497             10%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Charles I. Brown             825,655            6.5%
           Officer and Director
           Charles I. Brown Family Partnership, LTD
           PMB 31029, P.O. Box 185
           Wilson, WY  83014-0185

Common     Sandor Holly                  96,570             .8%
           Officer and Director
           23801 Ladrillo Street
           Woodland Hills, CA  91367

Common     Scott K. Robertson           108,549             .9%
           Officer and Director
           12391 Deer Park Drive
           Nevada City, CA  95945

Common     Cindy L. McGaw                30,000            .27%
           Officer
           15553 Pine Knoll Court
           Grass Valley, CA 95945

Common     All Officers & Directors   2,342,271           18.4%
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

No reports on Form 8-K were required to be filed



INDEX TO EXHIBITS


                                                         Method of
     Exhibit No.                                           Filing

          I      Articles of Incorporation               Incorporated
                 Dated: October 6, 1911                  in Document

          II     Restated Articles of Incorporation      Incorporated
                 Dated: September 12, 1983               in Document

          III    Certificate of Amendment                Incorporated
                 Of Restated Articles of Incorporation   in Document
                 Dated: July 8, 1988

          IV     Restated Articles of Incorporation      Incorporated
                 Dated: September 4 2001                 in Document


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President, CEO and Director

Dated: April 15, 2002


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

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                   INDEX TO FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULES
                       (ITEM 14 (a) 1 and 2)


                                                 Page

Independent Auditor's Report                      F-1

Balance Sheet at December 31, 2001 and 2000       F-2

Statement of Operations for each of the three
    years in the period ended December 31, 2001   F-4

Statement of Stockholders' Equity for each of
    the three years in the period ended
           December 31, 2001                      F-5

Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001     F-6

Notes to financial statements                     F-7


All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                        INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Original Sixteen to One Mine, Inc.


     We have audited the accompanying balance sheet of Original Sixteen to One Mine, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Sixteen to One Mine, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations that raises substantial doubt about its ability to continues as a going concern. Management's plans in regards to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         Perry-Smith LLP

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                             BALANCE SHEET

                      December 31, 2001 and 2000

                                       2001              2000
                                      ------            ------
     ASSETS

Current assets:
  Cash                             $   23,469         $   37,912
  Accounts receivable - trade          17,526             45,905
  Accounts receivable - employees       2,430              5,582
  Inventory                           706,633            704,522
  Prepaid expense - shareholder         3,038              8,100
  Other current assets                 10,301             10,295
                                    ---------         ----------
    Total current assets              763,397            812,316
                                    ---------         ----------

Mining property (Notes 2 and 12):
  Real estate and property rights,
   net of depletion of $524,145       181,171            181,171
  Real estate and mineral properties  473,323            473,323
  Development costs, net                                 799,144
                                    ---------         ----------
                                      654,494          1,453,638
                                    ---------          ---------

Fixed assets at cost:
  Equipment                           898,048            893,754
  Buildings                           159,487            159,487
  Vehicles                            252,128            193,243
                                   ----------         ----------
                                    1,309,663          1,246,484
                                   ----------         ----------
  Less accumulated depreciation    (1,114,013)       (1,043,352)
                                    ---------         ----------
    Net fixed assets                  195,650            203,132
                                    ---------         ----------
Other assets, net of accumulated
 amortization of $55,920 in 2000                          14,900
                                    ---------          ---------
    TOTAL ASSETS                   $1,613,541         $2,483,986
                                   ==========         ==========




                                 (Continued)
                                     F-2

              ORIGINAL SIXTEEN TO ONE MINE, INC.

                         BALANCE SHEET
                          (Continued)

                   December 31, 2001 and 2000



LIABILITIES & STOCKHOLDERS' EQUITY

                                      2001               2000
                                     ------             ------
Current liabilities:

  Excess of outstanding checks
    over bank balance             $   12,430
  Accounts payable & accrued
   compensation (Notes 4 and 5)      206,673         $  159,001
  Due to related parties (Note 3)     36,205              6,060
  Notes payable due within one
   year (Note 6)                     469,425             24,947
                                   ---------         ----------
    Total current liabilities        724,733            190,008

Notes payable due after one
 year (Note 6)                       103,147             68,760
                                   ---------         ----------
  Total liabilities                  827,880            258,768
                                  ----------         ----------


Stockholders' equity (Note 7):

  Common stock, par value $.03;
   30,000,000 shares authorized
   in 2001 and 2000; 12,746,046
   and 12,734,796 shares issued
   and outstanding in 2001 and
   2000, respectively               424,493            424,493
  Additional paid-in capital      1,809,876          1,799,716
  (Accumulated deficit)
    retained earnings            (1,449,083)             1,009
                                  ---------         ----------
    Total stockholders' equity      785,661          2,225,218
                                 ----------         ----------
                                 $1,613,541         $2,483,986
                                 ==========         ==========

             The accompanying notes are an integral
               part of these financial statements.
                                    F-3

                  ORIGINAL SIXTEEN TO ONE MINE, INC.

                       STATEMENT OF OPERATIONS

           For Years Ended December 31, 2001, 2000 and 1999

                                  2001        2000        1999
                                 ------      ------      ------
Revenues:
  Gold and jewelry sales       $  716,151  $1,219,661  $  538,727
  Timber sales, net                           509,998     303,091
                               ----------  ----------  ----------
    Total revenues                716,515   1,729,659     841,818
                               ----------  ----------  ----------
Operating expenses:
  Salaries and wages              599,256     545,662     408,559
  Depreciation and amortization    73,661      75,756      94,212
  Contract labor                   13,701       8,416      93,908
  Telephone and utilities         120,500      79,056      70,497
  Taxes - property and payroll     99,072      88,664      91,651
  Insurance                       163,628     140,897     115,575
  Supplies                         95,362      74,602      45,977
  Small equipment and repairs      31,906      21,034      28,736
  Drayage                          22,061      35,014      21,799
  Promotion                         4,835       2,411       5,818
  Legal and accounting             53,544      44,417      46,241
  Other expenses                   29,874      24,289      48,358
                                ---------  ----------  ----------
    Total operating expenses    1,307,400   1,140,218   1,071,331
                                ---------  ----------  ----------
    (Loss) income from
       operations                (591,249)    589,441    (229,513)

Other (expense) income:
  Interest expense & late charges (51,552)    (35,454)    (84,208)
  Loss from write down of
    development costs (Note 12)  (799,144)
  Other expense                   (15,586)    (11,641)     (7,665)
  Other income                      8,239      35,310      21,602
                                ---------  ----------  ----------
    Total other
      (expense) income           (858,043)    (11,785)    (70,271)
                                ---------  ----------  ----------
    (Loss)income
       before income taxes     (1,449,292)    577,656    (299,784)

Income tax expense (Note 8)           800         800       1,000
                                ---------  ----------   ---------
  Net (loss)income            $(1,450,092)  $ 576,856   $(300,784)
                               ==========  ==========   =========
Basic and diluted (loss)income
  per share (Note 11)        $       (.11)  $     .05   $    (.03)
                              ===========   =========   =========

              The accompanying notes are an integral
                part of these financial statements.

                                      ORIGINAL SIXTEEN TO ONE MINE, INC.

                                      STATEMENT OF STOCKHOLDERS' EQUITY
                             For the Years Ended December 31, 2001, 2000 and 1999
                                                                        NOTES
                                                                     RECEIVABLE                    TOTAL
                                 COMMON STOCK           PAID-IN         FROM         RETAINED STOCKHOLDERS'
                              SHARES        AMOUNT      CAPITAL       EMPLOYEES      EARNINGS     EQUITY
                            ---------   -----------   -----------   -----------    -----------  -----------
Balance,
  January 1, 1999            10,632,195  $353,407      $1,373,540    $(26,000)     $(275,063)    $1,426,884

Issuance of stock for
  purchase of mining
  property (Note 2)             138,750     4,625          41,625                                    46,250

Issuance of stock for
  services (Note 4)              75,000     2,500          22,500                                    25,000

Issuance of stock for
  conversion of related
  party notes payable and
  related interest and
  expenses (Note 3)           1,538,667    51,289         333,349                                   384,638

Issuance of stock to
  employees (Note 4)            138,408     4,613          11,964                                    16,577

Retired common stock
  (Note 6)                      (60,000)   (2,000)        (24,000)         26,000

Net loss                                                                             (300,784)     (300,784)
                             ----------  --------     -----------    ------------   ----------  -----------
Balance,
  December 31, 1999          12,463,020   415,434       1,758,978               0    (575,847)    1,598,565


Issuance of stock for
  Services (Note 4)            30,000     1,000            7,100                                      8,100

Issuance of stock for
  directors' fees
  reimbursement (Note 4)       91,776     3,059           19,888                                     22,947

Issuance of stock for
  payment of accrued
  salary (Note 4)             150,000     5,000           13,750                                     18,750

Net income                                                                             576,856      576,856
                            ---------  --------      -----------       ---------      --------    ---------
Balance,
  December 31, 2000        12,734,796   424,493        1,799,716               0         1,009    2,225,218

Issuance of stock for
  purchase of mining
  property (Note 2)            11,250       375            3,375                                      3,750

Additional Paid-in
  capital from share-
  holders for costs
  associated with stock
  split                                                   6,785                                       6,785

Net loss                                                                            (1,450,092)  (1,450,092)
                          ----------  ---------      -----------     ----------      ---------    ---------
Balance,
  December 31, 2001       12,746,046   $424,868      $ 1,809,876     $        -    $(1,449,083)   $ 785,661
                          ===========  ========      ===========     ==========     ==========    =========

                                   The accompanying notes are an integral
                                     part of these financial statements.
                                                     F-5


                 ORIGINAL SIXTEEN TO ONE MINE, INC.

                     STATEMENT OF CASH FLOWS

       For the Years Ended December 31, 2001, 2000 and 1999


                                   2001           2000           1999
                                ---------     ----------     ----------
Cash flows from operating
      activities:
  Net loss(income)           $ (1,450,092)   $    576,856   $   (300,784)
  Adjustment to reconcile
    net loss(income) to net
    cash (used in)provided
    by operating activities:
      Depreciation and
        amortization               73,661          75,756         94,212
      Decrease(increase) in
        accounts receivable        31,531         (29,457)        19,783
      (Increase) decrease in
        inventory                  (2,111)       (396,102)       105,826
      Decrease in other
        current assets              5,056             886          3,496
      Increase(decrease) in
        accounts payable due
        to related parties and
        accrued compensation       47,672         (73,457)        34,712
      Issuance of common stock
        in lieu of cash             3,750          49,797        126,215
      Gain on sale of asset        (3,000)
      Write down of development
        Costs and other assets    814,044
                               ----------       ---------      ---------

          Net cash (used in)
            provided by
            operating
            activities           (479,489)        204,279         83,460
                               ----------        --------     ----------

Cash flows from investing
        activities:
  Purchase of fixed assets
    and mining property           (66,179)        (89,798)       (11,810)
  Disposition of fixed assets       3,000           5,845         23,419
                                ---------        --------       --------
          Net cash (used in)
            provided by investing
            activities            (63,179)        (83,953)        11,609
                                ---------        --------      ---------


                                 (Continued)

                ORIGINAL SIXTEEN TO ONE MINE, INC.

                      STATEMENT OF CASH FLOWS
                            (Continued)
        For the Years Ended December 31, 2001, 2000 and 1999

                                 2001          2000          1999
                              ----------    ----------    ----------
Cash flows from financing
         activities:
  Increase in bank overdraft  $   12,430
  Increase in related
     party advances               30,145
  Repayment of notes payable     (38,673)   $ (126,038)    $ (119,727)
  Issuance of notes payable      517,538        42,044
  Paid-in capital from
    shareholders                   6,785
                               ---------    ----------      ---------
        Net cash provided by
          (used in) financing
          activities             528,225       (83,094)      (119,727)
                               ---------     ---------       --------
        (Decrease)increase
          in cash                (14,443)       37,232        (24,658)

Cash at beginning of year         37,912           680         25,338
                               ---------     ---------      ---------
Cash at end of year           $   23,649    $   37,912     $      680
                              ==========     =========      =========

Supplemental schedule of
  cash payments:

  Cash paid during the
        year for:
    Interest expense          $  50,184      $  33,522      $  84,208
    Income taxes              $     800      $     800      $     800

Supplemental schedule of
  noncash inventing and
  financing activities:

  Equipment acquired under
    capital lease (Note 5)                   $  42,944

  Directors' fees payable
    settled with issuance
    of common stock (Note 4)                 $  22,947

  Accrued salary settled
    with issuance of
    common stock (Note 4)                    $  18,750

  Services yet to be provided
    compensated with common
    stock (Note 4)                          $   8,100

  Purchase of mining property
    with issuance of the
    Company's restricted
    common stock (Note 2)     $   3,750                    $  46,250

  Cancellation of account
    payable through issuance
    of the Company's common
    stock (Notes 4 and 10))                                $  27,600

  Conversion of related
    party notes payable to
    Company's restricted
    common stock (Note 3)                                  $ 300,000

  Compensation, interest and
    other expenses settled
    with issuance of
    restricted stock (Notes
    3 and 4)                                               $  98,615

  Retirement of note
    receivable in exchange
    for return of common
    stock (Note 6)                                         $  26,000

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


Fixed Assets

Fixed assets are stated at historical cost. Depreciation is calculated using straight-line and accelerated methods over the following estimated useful lives:

               Vehicles              3 to 5 years
               Equipment             5 to 7 years
               Buildings         18 to 31.5 years


Depletion Policy

Because of the geological formation in the Alleghany Mining District, estimates of reserves cannot be calculated, and accordingly, a cost per unit depletion factor cannot be determined. Should estimates of reserves become available, the units of production method of depletion will be used. Until such time, no depletion deduction will be recorded (see Note
2).


Timber Revenue

For 2000 and 1999, mining operations were supplemented by harvesting timber on property owned by the Company. The Company had contractual agreements with mills to purchase timber. Therefore, revenues were recorded upon receipt of the timber by the mill.


Mine Rehabilitation

The costs of mine rehabilitation are expensed as incurred.


Long-Lived Assets

Periodically, management evaluates long-lived assets for potential impairment. An asset is determined to be impaired and an impairment loss recognized if the carrying amount of the asset exceeds the undiscounted future cash flows expected from the asset's use and eventual disposal. The impairment loss, if any, is the amount by which the carrying value exceeds the fair value of the asset.


Income Taxes

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax basis of existing assets and liabilities. The principle items causing these temporary differences are net operating loss carryovers, development cost and tax recognition of gold sales.


Revenue Recognition

As they are mined, gold specimens are recorded in inventory and revenue is recognized using quoted market prices for gold. Gold production is recognized when the gold has been milled. Changes in quoted market prices subsequent to mining are charged or credited to income for gold remaining in the Company's inventory at the date of the price change. Jewelry and gold specimens sales prices generally include a premium over the quoted market price of gold. Such premiums are recognized at the date of sale.


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


Stock-Based Compensation

Stock options are accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. However, if the fair value of stock-based compensation computed under a fair value based method, as prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", is material to the financial statements, pro forma net income (loss) and earnings (loss) per share are disclosed as if the fair value method had been applied.


Restricted Common Stock

Shares of the Company's restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction. At December 31, 2001 and 2000, the Company's stock transfer agent indicated 2,831,990 and 3,360,864 shares are restricted.


Stock Split

The Company offered a 3 for 1 stock split effective in August 2001. Accordingly, share and per share data has been restated for all periods presented to give effect to the split.


Effect of Recent Accounting Pronouncements

Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets", addresses the initial recognition and accounting treatment in subsequent periods for goodwill and intangible assets. Management believes that Statement No. 142, which is effective for the year ended December 31, 2002, will not have a significant effect on the Company's financial position or results of operations.

Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", provides additional guidance on the accounting for impairment of long-lived assets and the disposal of long-lived assets. Statement No. 144, which is effective for the year ended December 31, 2002, is not expected to have a significant impact on management's on-going evaluation of long-lived assets for impairment.


Reclassifications

Certain reclassifications have been made to prior year balances to conform to classifications used in 2001.


2.  PROPERTY

The Company's property is carried on the books at its March 1, 1913 value of $379,000 as determined for depletion purposes in connection with Federal income taxes. This value, together with the cost of mining properties acquired in 1920 and 1924 for the aggregated sum of $145,145 has been fully amortized through depletion charges. In 1996, mineral rights were purchased within the town-site for approximately $77,000. Additionally, approximately $87,000 in legal costs were capitalized related to the legal defense of certain mining claims. Subsequent purchases of real estate and mineral properties included the Brown Bear mine in 1994 for $300,000, and the Plumbago mine in 1999 in exchange for 50,000 restricted shares of the Company's common stock. At the date of acquisition, 46,250 shares were issued and the remaining 3,750 shares were issued in 2001.


3.  NOTES PAYABLE TO RELATED PARTIES

Notes payable at December 31, 2001 consisted of a $36,205 unsecured, interest free note to the Company's president. The note is payable when the Company obtains the necessary funds for repayment.


4.  RELATED PARTY TRANSACTIONS

In 1999, the Company's President accepted a six-month salary deferral for $37,458 which was included in accrued compensation at December 31, 1999. During 2000, an additional $5,243 of salary was accrued for a total of $42,701. The President accepted 50,000 shares of the Company's common stock with a market value of $18,750 and gold with a market value of $16,919. The remaining balance due, $7,032, is included in accrued compensation at December 31, 2000.

In 2000, Directors received 30,592 shares of common stock for Directors= fees. Compensation expense totaling $22,945 was recognized in conjunction with the awarding of these shares. Additionally, a shareholder received 10,000 shares of the Company's common stock with a market value of $8,100 for services.


5.  ACCOUNTS PAYABLE

At December 31, 2001, the Company's stock transfer agent held gold inventory, worth approximately 6% of inventory, for collateral on payment of $11,338 in transfer fees. The Company has one year from November 19, 2001 for redemption, plus 10% per annum interest and any other expenses incurred by the related party. If full payment is not received by November 19, 2002, the specimen will be auctioned through a reputable broker/dealer. Since the value of the specimen is expected to exceed the amount owed to the related party, monies in excess of the amount owed will be forwarded to the Company. The amount owed at December 31, 2001 was approximately $7,600 and is included in accounts payable and accrued compensation.


6.  NOTES PAYABLE

Notes payable at December 31, 2001 and 2000 are as follows:

                                                2001           2000
                                              --------       --------

Note payable to bank; secured by
  accounts receivable and inventory;
  due in monthly installments of
  $2,090 including interest; interest
  due monthly at the bank's prime rate
  plus 3% (7.75% at December 31, 20001)     $   36,989     $   57,156

Capital lease purchase obligation for
  equipment capitalized at $42,944 (net
  book value of $38,695 at December 31,
  2000); due in monthly installments of
  $940, including interest; interest due
  monthly at an annual rate of 11.235%;
  due in full January 2005                      29,040          36,551

Note payable to bank; secured by
  accounts receivable and inventory;
  due in monthly installments of
  $855 including interest; interest
  due monthly at the bank's prime rate
  plus 2% (7% at December 31, 2001)             34,199

Note payable to bank; secured by
  vehicle; due in monthly installments
  of $365 including interest; interest
  due monthly at the bank's prime rate
  plus 2% (10.5% at December 31, 2001)          21,688

Note payable to bank; secured by
  vehicle; due in monthly installments
  of $490 including interest; interest
  due monthly at an annual rate of 6%;
  due August 2006                               30,656

Note payable to bank; secured by first
  deed of trust on building and land;
  interest only payments with
  Principal and interest due August
  2002; interest due monthly at an
  annual rate of 12%                           400,000

Note payable to shareholder (owns
  approximately 3,000 shares); secured
  by gold inventory; interest is paid
  with one ounce of gold at the end of
  each month the note has a balance
  outstanding; due June 2002                    20,000
                                            ----------       ---------

                                               572,572          93,707

Less current portion                          (469,425)        (24,947)
                                            ----------       ---------


Notes payable due after one year            $  103,147      $   68,760
                                            ==========      ==========

Aggregate maturities of notes payable are as follows:

                     Year Ending
                     December 31,
                     -----------

                        2002                    469,425
                        2003                     46,047
                        2004                     33,738
                        2005                     17,381
                        2006                      5,981
                                            -----------
                 Total                      $   572,572
                                            ===========


7.  STOCKHOLDERS' EQUITY

Common Stock Split

On August 8, 2001, the Board of Directors declared a three-for-one common stock split and approved an amendment to increase the authorized shares from 10 million to 30 million. As a result of the stock split shareholders of record on August 8, 2001, received two additional shares for each share held. The additional shares were distributed on September 14, 2001. All per share amounts and number of shares outstanding in this report have been restated for the stock split.


Stock Options

In 1983 and 1996 the Board of Directors adopted, and the stockholders ratified, Stock Option Plans for which 1,590,000 shares of common stock are reserved for issuance to employees and directors under incentive and non-qualified agreements.

The plans require that the price of all options may not be less than fair market value of the stock at the date the option was granted, and that the stock must be paid for in full at the time the option is exercised. All options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant.

In 2000, 45,000 non-qualified options were issued to directors. The non-qualified options vest ratably over a four-year period beginning one year from the grant date and expire ten years from the grant date. The average exercise price is $.31, which approximates the fair market value of the stock on the date of issuance.

In 1999, 585,000 incentive and 45,000 non-qualified options were issued to employees and directors. The incentive options vest ratably over a five year period beginning one year from the grant date and expire ten years from the grant date. The non-qualified options vest ratably over a four year period beginning one year from the grant date and expire ten years from the grant date. The average exercise price is $.24, which approximates the fair market value of the stock on the date of issuance.

The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized under its stock option plan. Had compensation cost for the plan been determined based on the fair value at grant date for awards in 1998 consistent with the provisions of SFAS 123, the Company's net income
(loss) and income (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced (increased) to the pro forma amounts indicated below:

                                     2001         2000          1999
                                  ---------   -----------   ----------

Net (loss) income - as reported  $(1,450,092)  $   576,856   $  (300,784)
Net (loss) income - pro forma    $(1,497,474)  $   531,842   $  (332,533)

Basic and diluted (loss) income
   per share - as reported        $     (.11)  $       .05    $     (.03)
Basic and diluted (loss) income
   per share - pro forma          $     (.11)  $       .04    $     (.03)


The fair value of each option granted is estimated to be approximately $.32 and $.23 in 2001 and 2000, respectively, using an option-pricing model and the following assumptions:

                                                2001          2000
                                              --------      --------
  Dividend yield (not applicable)
  Expected volatility                             109%           72%
  Risk-free interest rate                           5%            5%
  Expected option life                        10 years      10 years

As discussed above, the options granted vest over four to five years. The pro forma effect on the 2001, 2000 and 1999 losses for options vesting in those years is not material.

A summary of the activity within the plan follows:

                     2001               2000             1999
              -----------------  ----------------- ------------------
                        Weighted           Weighted          Weighted
                        Average            Average           Average
                       Exercised          Exercised         Exercised
               Shares    Price    Shares    Price    Shares    Price
              -------- --------- -------- --------- -------- --------

Options out-
  standing,
  beginning
  of year    1,062,000   $  .56  1,017,000   $  .57  1,131,000   $ 1.01

  Options
  canceled                                            (744,000)  $  .95

  Options
  granted       45,000   $  .34     45,000   $  .31    630,000   $  .23
              --------            --------            --------

Options out-
  standing,
  end of
  year       1,107,000   $  .55  1,062,000   $  .56  1,017,000   $  .57
              ========            ========             =======

Options
  exercis-
  able, end
  of year      552,450   $  .72    331,800   $  .83    126,150   $ 1.27
             =========            ========            ========


A summary of options outstanding at December 31, 2001 follows:

 Range   Number of Options   Weighted Average   Number of Options
  of        Outstanding          Remaining         Exercisable
Exercise    December 31,        Contractual        December 31,
 Prices         2001               Life                2001
--------  ----------------   ----------------   -----------------
$1.52         15,000            4.5 years             15,000
$1.33         30,000            5.5 years             30,000
$ .58        150,000            5.5 years            120,000
$ .65         12,000            6.5 years              7,200
$ .71        150,000            6.5 years             90,000
$ .63         30,000            6.5 years             22,500
$ .21        135,000            7.5 years             54,000
$ .23        450,000            7.5 years            180,000
$ .38         45,000            7.5 years             22,500
$ .31         45,000            8.5 years             11,250
$ .34         45,000            9.5 years
          ----------------                       ---------------
           1,107,000                                 552,450
          ================                       ===============

In 1999, the Company purchased and retired 60,000 shares of stock issued to an employee in exchange for a $26,000 note receivable. The note receivable and accrued interest were forgiven concurrent with the retirement of shares.


8.  INCOME TAXES

The income tax expense for the years ended December 31, 2001, 2000 and 1999 consisted of the minimum California franchise tax, with components as follows:

                              Federal       State        Total
                             ---------    ---------    ---------

2001
Current                                   $      800    $     800
Deferred
                             ---------    ----------    ---------
   Income tax expense        $    -       $      800    $     800
                             =========    ==========    =========

2000
Current                                   $      800    $     800
Deferred
                             ---------    ----------     ---------
   Income tax expense        $    -       $      800    $     800
                             ==========   ===========   ==========
1999
Current                                   $    1,000    $   1,000
Deferred
                             ----------   -----------   ----------
   Income tax expense        $    -       $    1,000    $   1,000
                             ==========   ===========   ==========


Deferred tax assets (liabilities) are comprised of the following:

                                        2001            2000
                                      --------        --------
Deferred tax assets:
  Net operating loss carryover       $ 745,000       $ 460,000
  Accounts payable
    and other liabilities              100,000          88,000
  Book basis of development cost       108,000
  Charitable contributions               1,000           1,000
  Alternative minimum tax credit        67,000          67,000
                                     ---------       ---------

      Total deferred tax assets      1,021,000         616,000
                                     ----------     ----------

Deferred tax liabilities:
  Accounts payable and
    liabilities                        (34,000)
  Tax basis recognition
    of gold revenue                   (302,000)       (302,000)
  Book basis of mineral
    property & fixed assets            (15,000)       (211,000)
                                     ----------      ----------
      Total deferred tax liabilities  (351,000)       (513,000)

Valuation allowance                   (670,000)       (103,000)
                                     ----------     -----------
      Net deferred tax assets
        (liabilities)                $       -      $        -
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


The Company had the following Federal and State net operating loss carryforward at December 31, 2001:

                                      Net Operating
                                           Loss            Expiration
                                      Carryforward            Date
                                      ------------         ----------
       Federal                        $   270,000             2006
                                           49,000             2007
                                            7,000             2011
                                          151,000             2012
                                          545,000             2018
                                          230,000             2019
                                          673,000             2021
                                      -----------
                                      $ 1,925,000
                                      ===========

       State                          $    77,000             2002
                                          274,000             2003
                                          115,000             2004
                                          669,000             2011
                                      -----------
                                      $ 1,135,000
                                      ===========


9.  SAVINGS INCENTIVE MATCH PLAN

The Company's Savings Incentive Match Plan for Employees (SIMPLE) is available to all employees who meet the Plan's eligibility requirements. All contributions under the plan are fully vested and non-forfeitable. The Company has the option to make matching or non-elective contributions to the Plan. For the years ended December 31, 2001 and 2000, the Company contributed $6,355 and $7,000, respectively.


10.  FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued compensation, notes payable and notes receivable from employees approximated fair value as of December 31 2001 and 2000, because of the relatively short maturity of these instruments. The carrying value of inventory is based upon quoted market prices.


11.  EARNINGS PER SHARE

Earnings per share are calculated below by dividing the net (loss) income by the weighted average number of shares outstanding after giving effect to the 3 for 1 stock split effective in August 2001. The weighted average number of shares outstanding is determined by the relative portion of time within each year that the shares have been outstanding to the whole year:

                                                Weighted
                                                 Average
                                                Number of
                                  Net (Loss)     Shares      Per Share
     For the Year Ended            Income      Outstanding     Amount
---------------------------      -----------   -----------   -----------

December 31, 2001

  Basic and dilutive
     loss per share          $ (1,450,092)    12,685,737     $    (.11)
                             ==============   ===========     =========

December 31, 2000

  Basic and dilutive
     income per share        $    576,856     12,479,235     $     .05
                             ==============   ===========     =========

December 31, 1999

  Basic and dilutive
     loss per share          $   (300,784)    11,027,724     $    (.03)
                             ==============   ===========     =========



For the years ended December 31, 2001, 2000 and 1999, conversion of outstanding stock options was not assumed because assumed conversion would have an anti-dilutive effect on earnings per share.


12.  IMPAIRMENT OF LONG-LIVED ASSET

Costs associated with the development of a winze aggregating approximately $899,000 were capitalized in prior years. The winze provided access to areas in the mine, which, based on past experience, provided the expectation of recovering substantial gold deposits. In prior years, gold was recovered from areas of the mine which were accessed via the winze and amortization of the capitalized development costs was recognized using the units of production method.

Management's revised estimates of future cash flows from mining in areas accessed via the winze were less than the carrying value of the winze, indicating impairment. Management's revised estimated cash flows result from planned production from various areas within the mine. As there is no readily determinable fair value for the winze, the remaining unamortized capitalized development costs of approximately $799,000 have been recorded as an impairment charge.


13.  FINANCIAL RESULTS AND LIQUIDITY

For the year ended December 31, 2001, the Company incurred a net loss of $1,450,092 and had negative cash flow from operations of $479,489. To meet obligations as they become due, the Company must achieve and sustain profitable operations. Management continues to implement a plan that includes the reduction of operating expenses and extending the maturity dates of their notes payable. In addition, management plans to continue seeking outside equity investments to provide sufficient working capital to sustain mining operations in the event gold production is insufficient.

EXHIBIT I

                          ARTICLES OF INCORPORATION
                                    of the
                 ORIGINAL SIXTEEN TO ONE MINE, INCORPORATED.


KNOW ALL MEN BY THESE PRESENTS:
         That the undersigned, residents of the State of California, have associated themselves together to form a corporation under the laws of the State of California.
WE CERTIFY,
         FIRST. The name of the corporation is the ORIGINAL SIXTEEN TO ONE MINE, INCORPORATED.

         SECOND. The purpose for which it is formed is to engage in the business of mining and milling gold and silver and other ores in the State of California and elsewhere; to buy, sell, own, hold, lease, bond and otherwise acquire, operate and deal in mining and other lands, rights and claims; to acquire, own, operate and control water rights; to develop, generate, buy and sell water power and electric power; to deal in stocks, bonds and other personal property and securities; to bond, hypothecate, mortgage, buy, sell, own, and possess stocks of corporations; and generally to do all other lawful acts and things, and to exercise all necessary or expedient powers incident; thereto under the laws of the State.

         THIRD. The place where its principal business is to be transacted is in the City and County of San Francisco, State of California.

         FOURTH. The term for which it is to exist is fifty years from the date of its incorporation.

         FIFTH. The amount of its capital stock is Two Hundred Thousand Dollars ($200,000.00), divided into Two Hundred Thousand (200,000) shares of the par value of One Dollar each, as follows: 170,000 shares to be known and designated as common stock, of the par value of $1.00 each and 20,000 shares thereof to be known and designated as preferred stock of the par value of $1.00 each. That the nature and extent of the preference given and granted to paid preferred stock, shall be, that said preferred stock shall be entitled to the first dividend or dividends declared by said corporation, to the extent of fifty per cent of the par value of said preferred stock issued, that is to the extent of fifty cents per share for said issued preferred stock; that except as to such preference as aforesaid, no distinction shall exist between said common stock and said preferred stock or the owners thereof.

         SIXTH. The amount of the capital stock which has been actually subscribed to Fifteen Hundred Dollars ($1500.00), and the following are the names of the persons by whom said amount of capital stock has been subscribed.

         NAMES OF SUBSCRIBERS.     NO. OF SHARES.          AMOUNT.

John G. Jury.                      750 (common stock)        $750.00
W.I. Smart.                        650 "         "           $650.00
H.K. Montgomary.                   150 "         "           $150.00

         SEVENTH. The number of said directors shall be three. Their names and residences of those appointed for the first year are:

         NAMES.                         RESIDENCES.

John G. Jury,                           642 S. Second St. San Jose, Cal.
W. I. Smart,                            155 Loster Ave. Oakland, Cal.
H. K. Montgomary,                       460 Oak Grove Ave. Oakland, Cal.

         EIGHTH. To, the undersigned persons named as directors for said Coporation have hereunto subscribed our names as such directors and also in witness of these articles of incorporation as the incorporation thereof, this 6th day of October, A. D. 1911.

                                                 John G. Jury.
                                                 W. I. Smart.
                                                 H. K. Montgomary.

    STATE OF CALIFORNIA          )
                                 )  SS.
City and County of San Francisco.)

         On this 6th day of October, in the year one thousand nine hundred and eleven, before me, Chas F. Duisenberg, a Notary Public, in and for the City and County of San Francisco, State of California, personally appeared John G. Jury, W. I. Smart and H. K. Montgomary, known to me to be the persons who have subscribed their names to these articles as directors and also as incorporators of the corporation herein mentioned and they and each of them duly acknowledged to me that they extended the same as each directors and incorporators.

         IN WITNESS THEREOF I have hereunto set my hand and affirmed my official seal at my office in the said CITY and County of San Francisco, the day and year last above written.

/s/Chas. F. Duisenberg
Notary Public, in and for the
City and County of San Francisco, State of California.

(seal)

         STATE OF CALIFORNIA      )
                                  )   ss.
City and County of San Francisco. )

         I, H. I. Mulcrevy, County Clerk, of the City and County of San Francisco, State of California, do hereby certify the within to be a full, true and correct copy of Articles of Incorporation of the Original Sixteen to One Mine, Incorporated, as remains on file in this office.

         IN WITNESS THEREOF, I have hereunto set my hand and affixed my Official Seal, this 6th day of October A. D. 1911.

                                                    H. I. Mulcrevy
                                                         Clerk.

                                                    /s/LJ Welch
                                                      Deputy Clerk

EXHIBIT II

                                  RESTATED
                          ARTICLES OF INSORPORATION

Michael M. Miller and Brian R. Van Camp certify that:

1. They are the president and the secretary, respectively, of ORIGINAL SIXTEEN TO ONE MINE, INCORPORATED, a California corporation.

2. The articles of incorporation of this corporation are amended and restated to read as follows:

"FIRST: The name of this corporation is ORIGINAL SIXTEEN TO ONE MINE, INCORPORATED.

SECOND: The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business, or the practice of a profession permitted to be incorporated by the California Corporation Code.

THIRD: This corporation is authorized to issue only one class of shares of stock; and the total number of shares which this corporation is authorized to issue is four million (4,000,000). Upon the amendment of this article to read as herein set forth, each outstanding share is split up and converted into ten (10) shares.

FOURTH: This corporation elects to be governed by all of the provisions of Division I of Title I of the California Corporations Code (as amended by act of the California Legislature, 1975-76 regular session, effective January 1, 1977, as defined in Section 2300 of the California General Corporation Law) not otherwise applicable to this corporation under Chapter 23 of said Division 1."

3. This corporation has continuously acted as a corporation and conducted its business as such from the date of expiration of its term of corporate existence to the date of this amendment.

4. The foregoing amendment and restatement of articles of incorporation has been duly approved by the Board of Directors.

5. The foregoing amendments are ones which may be adopted approval of the Board of Directors alone, to wit.

   (a) An amendment conforming the statement of purposes and powers of the corporation to those set out in Corporations Code Section 202(b), deleting references to par value of the authorized shares of the corporation and location of the principal office of the corporation, and deleting any statement regarding the number of directors of the corporation may be adopted by a corporation with approval of the board alone. [Corp. Code
Section 2302.]

   (b) An amendment effecting only a stock split, including an increase in the number of shares in proportion thereto, may be adopted by a corporation having only one class of shares outstanding, with approval by the board alone. [Corp. Code Section 902(c).] This corporation has only one class of shares outstanding.

   (c) An amendment extending the corporate existence or making the corporate existence perpetual may be adopted by a corporation organized prior to August 14, 1929, with approval by the board alone. [Corp. Code
Section 902(b).]

   (d) An amendment deleting the names and addresses of the first directors may be adopted by a corporation with approval by the board alone. [Corp. Code Section 902(d).]

We further declare under penalty of perjury under the laws of the State of California that matters set forth in this certificate are true and correct of our own knowledge.

Date:  September 12, 1983

                                            /s/Michael M. Miller
                                            Michael M. Miller, President

                                            /s/Brian R. Van Camp
                                             Brian R. Van Camp, Secretary

                           CERTIFICATE OF AMENDMENT
                                      OF
                     RESTATED ARTICLES OF INCORPORATION]


Michael M. Miller and Brian R. Van Camp certify that:

1. They are the president and secretary, respectively of Original Sixteen to One Mine, Incorporated, a California corporation.

2. The restated articles of incorporation are hereby amended to add articles FIFTH and SIXTH to read as follows:

"FIFTH:   The liability of the directors of this corporation for monetary damages shall be eliminated to the fullest extent permissible under California law. Any repeal or modification of the provisions of this Article FIFTH shall not adversely affect any right or protection of a director of this corporation existing at the time of such repeal or modification.

SIXTH.   This corporation is authorized to provide indemnification of agents(as defined in Section 317 of the California Corporation Code) for breach of duty to the corporation and its shareholders through bylaw provisions or through agreements with the agents, or both, in excess of the indemnification otherwise permitted by Section 317 of the California Corporation Code, subject to the limits on such excess indemnification set forth in Section 204 of the California Corporation Code. Any repeal or modification of the provisions of this Article SIXTH shall not adversely affect any right or protection of an agent of the corporation existing at the time of such repeal or modification."

3. The foregoing amendment of the restated articles of incorporation has been duly approved by the board of directors.

The foregoing amendment of the restated articles of incorporation has been duly approved by the required vote of shareholders in accordance with
Section 902 of the Corporation Code. The total number of shares voting in favor of the amendment equaled or exceeded the vote required. The percentage vote required was more than 50%.

         We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

Date:  July 8, 1988

                                             /s/Michael M. Miller
                                             Michael M. Miller, President

                                             /s/ Brian R. Van Camp
                                             Brian R. Van Camp, Secretary

EXHIBIT IV


                               RESTATED

                       ARTICLES OF INCORPORATION



Michael M. Miller and Cindy L. McGaw certify that:

     1. They are the president and the secretary, respectively, of ORIGINAL SIXTEEN TO ONE MINE, INCORPORATED, a California corporation.

     2. The articles of incorporation of this corporation are amended and restated to read as follows:

         The corporation is authorized to issue only one class of shares of stock; and the total number of shares which this corporation is authorized to issue is thirty million (30,000,000). Upon the amendment of this article to read as herein set forth, each outstanding share is split up and converted into three (3) shares.

     3. This corporation has continuously acted as a corporation and conducted its business as such from the date of expiration of its term of corporate existence to the date of this amendment.

     4. The foregoing amendment and restatement of articles of incorporation has been duly approved by the Board of Directors.

         The foregoing amendment is one which may be adopted by the Board of Directors alone, to wit.

         (a) An amendment effecting only a stock split, including an increase in the number of shares in proportion thereto, may be adopted by a corporation having only one class of shares outstanding, with approval by the board alone. [Corp. Code S902(c).] This corporation has only one class of shares outstanding.

         We further declare under penalty perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

Date:  September 4, 2001

/s/Michael M. Miller
Michael M. Miller, President


/s/Cindy L. McGaw
Cindy L. McGaw, Secretary