Form 10QSB
period 2002-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2002-05-21
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2002       Commission File No. 001-10156



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

                        Yes:  X                      No:



As of March 31, 2002, 12,746,046 shares of Common Stock, par value $.03 per share, were issued and outstanding.




                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                       March 31, 2002and December 31, 2001

                                        March 31, 2002     December 31, 2001
ASSETS

Current Assets
   Cash                                  $    2,657             $   23,469
   Accounts receivable                       13,541                 19,956
   Inventory                                604,931                706,633
   Prepaid expense: shareholder               3,038                  3,038
   Other current assets                       7,440                 10,301
                                         ----------             ----------
     Total current assets                   631,607                763,397
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,171                181,171
   Real estate and mineral property         473,323                473,323
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                909,983                898,048
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,321,598              1,309,663
Less accumulated depreciation            (1,132,428)            (1,114,013)
                                         ----------             ----------
     Net fixed assets                       189,170                195,650
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                      -
                                         ----------             ----------

     Total Assets                        $1,491,456             $1,613,541
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Excess of outstanding check
      over bank balance                                         $   12,430
   Accounts payable &
      accrued expenses                   $  204,090                206,673
Due to related party                         45,019                 36,205
Notes payable due within one year           469,425                469,425
                                         ----------             ----------
     Total Current Liabilities              718,534                724,733
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          70,718                103,147
                                         ----------             ----------
     Total Liabilities                      789,252                827,880
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,749,046 shares issued and
     outstanding as of March 31, 2002 and
     December 31, 2001                      424,868                424,868
   Additional paid-in capital             1,809,876              1,809,876
   (Accumulated deficit)
      retained earnings                  (1,532,540)            (1,449,083)
                                         ----------             ----------
     Total Stockholders' Equity             702,204                785,661
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,491,456             $1,613,541
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings
          For the Three Months Ended March 31, 2002 and 2001

                                  Three Months Ended March 31,
                                    2002                2001
                                   ------              ------
Revenues:
  Gold & jewelry sales        $   157,467          $   152,838
                              -----------          -----------
     Total revenues               157,467              152,838
                              -----------          -----------
Operating expenses:
  Salaries and wages              152,718              180,122
  Contract labor                    3,619                9,029
  Telephone & utilities            31,326               15,615
  Taxes - property & payroll        7,492               13,994
  Insurance                           250                7,550
  Supplies                         19,824               23,472
  Small equipment & repairs         3,409               11,887
  Drayage                           7,295                9,705
  Office expenses                   1,188                  283
  Legal and accounting             23,533               19,610
  Depreciation & amortization      18,415               19,000
  Other expenses                    4,144                7,199
                               ----------          -----------
  Total operating expenses        273,213              317,466
                               ----------          -----------
    Loss from operations         (115,746)            (164,628)

Other Income & (Expense):
  Other income (expense)           32,006              (35,217)
                               ----------          -----------
Loss before taxes                 (83,740)            (199,845)
                               ----------          -----------
Income tax benefit (expense)            -                    -
                               ----------          -----------
Net loss                     $    (83,740)        $   (199,845)
                             ============         ============

Basic and diluted loss
   per share                 $       (.01)        $       (.02)
                             ============         ============
Shares used in the
   calculation of net
   loss income per share       12,744,046           12,744,046
                             ============         ============


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
            Three Months Ended March 31, 2002 and March 31, 2001

                                            Three Months Ended March 31,
                                            2002                   2001
                                       --------------         --------------
Cash Flows From Operating Activities:

Net loss                               $      (83,740)        $    (199,845)
Adjustments to reconcile net (loss)
  profit to net cash provided by
  operating activities:
     Depreciation and amortization             18,415                19,000
     (Increase)Decrease in
        accounts receivable                     6,415               (14,409)
     Decrease(Increase) in inventory          101,702               113,967
     (Increase)Decrease in other
       current assets                           2,861                (1,406)
     (Decrease) increase in accounts payable
       and accrued expenses                    (2,583)               52,751
     Increase in bank overdraft               (12,430)
                                         ------------            ----------
  Net cash (used)provided by
     operating activities                     (30,640)              (30,142)
                                         ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                    (11,935)              (27,649)
                                        -------------           -----------

  Net cash used by
    investing activities                      (11,935)              (27,649)
                                        -------------           -----------

Cash Flows From Financing Activities

  Payments made on notes payable              (32,693)              (27,936)
  Payments made on notes payable
    To related parties                              -                (1,060)
  Proceeds from additional borrowings          54,456                43,214
  Proceeds from sale of common stock                -                 3,750
                                         ------------          ------------
  Net cash provided (used) by
    financing activities                       21,763                20,968
                                         ------------          ------------

  Decrease in cash                            (20,812)              (35,823)

Cash, beginning of year                        23,469                37,912
                                         ------------          ------------
Cash, end of period                      $      2,657          $      1,089
                                         ============          ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                     $     17,162          $      3,487
                                         ============          ============
    Income taxes                         $          -          $          -
                                         ============          ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

I.  GENERAL NOTES

1.  In accordance with directive from the Securities and Exchange Commission
(SEC)and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).


2. Original Sixteen to One Mine, Inc., is a distinct company in that it is the only operating SEC reporting company of its kind remaining in the United States. While the reporting standards are in compliance with the SEC requirements, management believes that the assets of the Company are understated. As an example, in 2001, the Company incurred a loss of approximately $800,000 in the writing down of development costs of the 2283 Winze. The development costs were capitalized based on gold production. Due to more favorable locations for short-term gold production, the Company made changes in its plan of operation. While the immediate future holds no promise for operation in this area of the mine, the development still proves to be a valuable asset to the infrastructure of the property.

3. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2002 and December 31, 2001, the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B.


II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Gold production fell dramatically after the successes in December and early January from the Compromise Raise area of the mine. Two exploration crews worked the area throughout the first quarter. This geological environment remains a most favorable location for gold deposition and continues to be explored.

Two-thirds of the crew worked in the renovation of the Tightner shaft. The goal is to expose the 2400 foot level for exploration. This project should be completed by the end of the second quarter. No gold production was anticipated from the "dead" work (renovation) and no significant gold was produced.

Because of the disappointments and lack of gold production in the Compromise Raise area and the dead work in the Tightner shaft, the Company finds itself quite short on cash. A favorable non-monetary asset accomplished during the first quarter is the transformation of an antiquated pumping system into a modern system. Electrical consumption is anticipated to be reduced by 50% when the new system is operating. All pumps, pipes, electrical wire and other supplies were purchased during the first quarter.


BALANCE SHEET COMPARISONS
The Company's decrease in assets of $131,790 (17.27%) was attributed to minimal gold production which necessitated liquidating a portion of its inventory to satisfy working capital needs.

Equipment and other assets increased as (1) the Company purchased two pumps and necessary related equipment to dewater lower levels of the mine in accordance with its plan of operation (2) the Company was required to post a deposit with its utility carrier.


STATEMENT OF OPERATIONS
There was minimal change in revenues for the three-month period ended March 31, 2002, compared with the same three-month period for 2001.

Changes in the Company's operating expenses are reflected as follows:

   1. Salaries and wages, and contract labor decreased a total of $32,814 (17.35%). The number of employees decreased for the period ended March 31, 2002 by two. The Company employs 20 persons at March 31, 2002, of which three are permanent part-time employees. The President received no salary during the first quarter for 2002.

  2. Utilities increased by 100.62% for the period ended March 31, 2002, compared with the same period for 2001, attributed to the energy situation in California which significantly increased utility rates.

  3. Insurance decreased $7,300 (96.69%) for the period ended March 31, 2002, compared with the same period for 2001, as the Company restructured and reduced coverages.

  4. Small equipment and repairs decreased for the three-month period ended March 31, 2002, compared with the same period in 2001, by $8,478 (71.33%) as the Company made capital equipment purchases of two pumps; thereby minimizing repair and maintenance of existing equipment.

  5. Legal and accounting reflects an increase of $3,923 (20.01%) for the period ended March 31, 2002, compared with the same period ended 2001. Accounting expense totaled $22,478 for the 2002 period, $1,055 encompassed fees for permits and other expenditures associated with compliance. Management represents the Company in compliance matters without engaging the aid of outside counsel and therefore has incurred no legal expense.

For the three-month period ended March 31, 2002, the Company recorded a loss of $83,740 (before taxes) compared to a loss $199,845 for the same period in 2001.


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


                                   PART II

LEGAL PROCEEDINGS
The Company has issues with citations issued by the Federal Mine Safety and Health Administration (MSHA) and California Occupational Safety and Health Administration (CalOSHA). These matters are at the administrative level and are being addressed by the Company's management.

CHANGES IN SECURITIES
Due to the low price per share of the Company's stock, (OAU) was suspended from trading on March 21, 2002 by the Pacific Exchange. The decision by the Pacific Exchange is under appeal. The Company is awaiting a hearing date.


OTHER INFORMATION
The Directors accepted with regret the resignation of Charles I. Brown effective January 1, 2002. Mr. Brown has served the Corporation since 1986. He is on extended world travels and is unable to participate as a director.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director

Dated:  May 20, 2002