Form 10-Q
period 2002-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2002-08-20
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2002       Commission File No. 001-10156



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

                        Yes:  X                      No:



As of June 30, 2002, 12,746,046 shares of Common Stock, par value $.03 per share, were issued and outstanding.




                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                       June 30, 2002 and December 31, 2001

                                        June 30, 2002     December 31, 2001
ASSETS

Current Assets
   Cash                                  $    9,274             $   23,469
   Accounts receivable                       13,569                 19,956
   Inventory                                560,399                706,633
   Prepaid expense: shareholder                   0                  3,038
   Other current assets                       9,648                 10,301
                                         ----------             ----------
     Total current assets                   592,890                763,397
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,171                181,171
   Real estate and mineral property         473,323                473,323
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                909,983                898,048
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,321,598              1,309,663
Less accumulated depreciation            (1,150,843)            (1,114,013)
                                         ----------             ----------
     Net fixed assets                       170,755                195,650
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                      -
                                         ----------             ----------

     Total Assets                        $1,434,324             $1,613,541
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts payable &
      accrued expenses                   $  300,936                206,673
Due to related party                         90,085                 36,205
Notes payable due within one year           473,000                469,425
                                         ----------             ----------
     Total Current Liabilities              864,021                724,733
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          54,470                103,147
                                         ----------             ----------
     Total Liabilities                      918,491                827,880
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,749,046 shares issued and
     outstanding as of June 30, 2002 and
     December 31, 2001                      424,868                424,868
   Additional paid-in capital             1,804,099              1,809,876
   (Accumulated deficit)
      retained earnings                  (1,713,134)            (1,449,083)
                                         ----------             ----------
     Total Stockholders' Equity             515,833                785,661
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,491,456             $1,613,541
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings
          For the Three Months Ended June 30,2002 and 2001

                                  Three Months Ended June 30,
                                    2002                2001
                                   ------              ------
Revenues:
  Gold & jewelry sales        $   147,364          $   135,105
                              -----------          -----------
     Total revenues               147,364              135,105
                              -----------          -----------
Operating expenses:
  Salaries and wages              162,611              236,675
  Contract labor                    9,094                  -
  Telephone & utilities            27,053               36,958
  Taxes - property & payroll        9,846               14,014
  Insurance                           504                8,995
  Supplies                         27,053               13,297
  Small equipment & repairs         10,109               -
  Drayage                           3,821                6,543
  Office expenses                   7,371               12,832
  Legal and accounting             4,293                21,936
  Depreciation & amortization      18,415               19,000
  Other expenses                    3,938                14,144
                               ----------          -----------
  Total operating expenses         287,244             384,394
                               ----------          -----------
    Loss from operations         (183,708)            (249,289)

Other Income & (Expense):
  Other income (expense)           (2,773)             (24,169)
                               ----------          -----------
Loss before taxes                (186,480)            (225,120)
                               ----------          -----------
Income tax benefit (expense)          800                  800
                               ----------          -----------
Net loss                     $    (187,280)        $   (225,920)
                             ============         ============

Basic and diluted loss
   per share                 $       (.01)        $       (.02)
                             ============         ============
Shares used in the
   calculation of net
   loss income per share       12,744,046           12,744,046
                             ============         ============


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
            Three Months Ended June 30, 2002 and June 30, 2001

                                            Three Months Ended June 30,
                                            2002                   2001
                                       --------------         --------------
Cash Flows From Operating Activities:

Net loss                               $      (119,083)        $    (425,766)
Adjustments to reconcile net (loss)
  profit to net cash provided by               (3,039)
  operating activities:
     Depreciation and amortization             18,415                38,000
     (Increase)Decrease in
        accounts receivable                      (28)              (10,241)
     Decrease(Increase) in inventory           44,532               128,003
     (Increase)Decrease in other
       current assets                          -2,208                (3,074)
     (Decrease) increase in accounts payable
       and accrued expenses                    96,846               148,845

                                         ------------            ----------
  Net cash (used)provided by
     operating activities                    (35,435)             (118,085)
                                         ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                    -                   (28,866)
                                        -------------           -----------

  Net cash used by
    investing activities                         -                 (28,866)
                                        -------------           -----------

Cash Flows From Financing Activities

  Bank overdraft                                                    (19,155)
  Payments made on notes payable            (16,248)                  -
  Payments made on notes payable
    To related parties                              -                   -
  Proceeds from additional borrowings        45,066                   81,575
  Proceeds from sale of common stock                -                   3,750
                                         ------------            ------------
  Net cash provided (used) by
    financing activities                       28,818                109,059
                                         ------------          ------------

  Decrease (increase) in cash                 (6,617)              (37,912)

Cash, beginning of period                      2,657                 37,912
                                         ------------          ------------
Cash, end of period                      $      9,274          $          0
                                         ============          ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                     $     13,761          $     13,287
                                         ============          ============
    Income taxes                         $          -          $          -
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

3. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2002 and December 31, 2001, the results of operations and cash flows for the three-month periods ended June 30, 2002 and 2001. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B.


II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Gold production remains insufficient to offset quarterly expenses. Two exploration crews worked favorable areas throughout the second quarter. Production has been disappointing in light of the positive geological environment for gold deposition.

Two-thirds of the crew worked in the renovation of the Tightner shaft. The goal is to expose the 2400 foot level for exploration. While this project should have been completed by the end of the second quarter, mechanical problems with the pumps and the pumping system have slowed the process.
No gold production was anticipated from the "dead" work (renovation) and no significant gold was produced.

Because of the disappointments and lack of gold production in the Compromise Raise area and the dead work in the Tightner shaft, the Company finds itself short on cash. A favorable non-monetary asset near completion during the Present calendar year is the transformation of an antiquated pumping system into a modern system. Electrical consumption is anticipated to be reduced by 50% when the new system is operating. All pumps, pipes, electrical wire and other supplies were purchased during the first quarter; however utility costs remain high and will do so until the de-watering program is replaced with a maintenance program. Due to the very nature of deep vein mining and the disappointing results this year, no estimates are offered regarding the date of accessing the 2400 level. The water level at the Tightner Winze appears to be about three feet to four feet above the roof of the 2400 foot level. The rate of change has been between one to two inches per day. Normal hydrology of the actual circumstances of the mine would indicate that the rate of change would increase as the northern and southern extremities of the level are drained.


BALANCE SHEET COMPARISONS
The Company's decrease in assets of $179,217 was attributed to minimal gold production which necessitated liquidating a portion of its inventory to satisfy working capital needs.


STATEMENT OF OPERATIONS
There was minimal change in revenues for the three-month period ended June 30, 2002, compared with the same three-month period for 2001.

Changes in the Company's operating expenses are reflected as follows:

1. Salaries and wages, and contract labor decreased a total of $74,064.
2. The number of employees decreased for the period ended June 30, 2002 by four. The Company employed 16 persons at June 30, 2002,(one permanent part-time). The President received no salary during the second quarter for 2002.

  2. Insurance decreased $8,491 for the period ended June 30, 2002, compared with the same period for 2001, as the Company restructured and reduced coverage.

  3. Small equipment and repairs increased for the three-month period ended June 30, 2002, compared with the same period in 2001, by $10,109 as the new pumping system required unforeseen repair and maintenance.

  4. Legal and accounting reflects a decrease of $17,643 for the period ended June 30, 2002, compared with the same period ended 2001.

Management represents the Company in compliance matters without engaging the aid of outside counsel and therefore has incurred no legal expense.

For the three-month period ended June 30, 2002, the Company recorded a loss of $186,480 (before taxes) compared to a loss $225,120 for the same period in 2001.


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

LEGAL PROCEEDINGS
The Company disagrees with citations issued by the Federal Mine Safety and Health Administration (MSHA) and California Occupational Safety and Health Administration (CalOSHA). These matters are at the administrative level and are being addressed by the Company's management.

CHANGES IN SECURITIES
Due to the low price per share of the Company's stock, (OAU) was suspended from trading on March 21, 2002 by the Pacific Exchange.


OTHER INFORMATION
The Directors accepted with regret the resignation of Sandor Holly effective June 30, 2002. Mr. Holly served the Corporation since 1997.

SUBSEQUENT EVENTS
The Company experienced significant interference from one federal agency, Mine Safety Health Administration (MSHA) between 1998 - 2001. During the last year and for the last four inspections, the Company recognized a positive change in MSHA attitude and approach to safety. Of the last four quarterly inspections, two were citation free, while two resulted in five minor non-serious and insignificant violations of rules and standards.

On July 9, 2002, Michael M. Miller, president, and Jonathan T. Farrell, mine manager, were charged with violation of 6425(a) of the California Labor Code, violation of Occupation Safety or Health Standard, order or special order causing death or permanent or prolonged impairment. Management believes the accusations are groundless; however because the instigating prosecutors are private non-governmental lawyers outside the standard criminal system, a vigorous and time demanding defense and offense are necessary to protect the beneficiaries' interests. Even unfounded criminal accusations are mentally debilitating and time consuming. Because Miller and Farrell hold key management positions, the company may suffer substantial and significant damages due to the distraction caused by the prosecutors.

The unaudited interim consolidated financial statements of Original Sixteen to One Mine, Inc. (the Company) have been prepared in accordance with generally accepted accounting practices. Such rules allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted audited accounting principles as long as the statements are not misleading.

In the opinion of management, verified by signature below, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the consolidated financial statements of the company included in its 2001 Annual Report on Form 10-K.

The preparation of the Company's financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. No accounting principle upon which the Company's financial status depends, requires estimates of proven and probable reserves and/or assumptions of future gold prices. Commodity prices may significantly affect the company's profitability and cash flow. No independent accounting firm or auditors have any responsibility for the accounting and written statements of the Form 10-QSB.

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2002.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director

Dated:  May 19, 2002