Form 10-Q/A
period 2002-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2002-09-30
CIK 74925

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

                                        June 30, 2002     December 31, 2001
ASSETS

Current Assets
   Cash                                  $    9,274             $   23,469
   Accounts receivable                       13,569                 19,956
   Inventory                                560,399                706,633
   Prepaid expense: shareholder                   0                  3,038
   Other current assets                       8,206                 10,301
                                         ----------             ----------
     Total current assets                   591,448                763,397
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,171                181,171
   Real estate and mineral property         473,323                473,323
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                909,983                898,048
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,321,598              1,309,663
Less accumulated depreciation            (1,150,843)            (1,114,013)
                                         ----------             ----------
     Net fixed assets                       170,755                195,650
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                      -
                                         ----------             ----------

     Total Assets                        $1,432,882             $1,613,541
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft                                                  $   12,430
   Accounts payable &
      accrued expenses                   $  300,936                206,673
Due to related party                         90,085                 36,205
Notes payable due within one year           473,000                469,425
                                         ----------             ----------
     Total Current Liabilities              864,021                724,733
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          54,470                103,147
                                         ----------             ----------
     Total Liabilities                      918,491                827,880
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,749,046 shares issued and
     outstanding as of June 30, 2002 and
     December 31, 2001                      424,868                424,868
   Additional paid-in capital             1,804,100              1,809,876
   (Accumulated deficit)
      retained earnings                  (1,714,577)           (1,449,083)
                                         ----------             ----------
     Total Stockholders' Equity             514,391                785,661
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,432,882             $1,613,541
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                      Three Months Ending June 30,    Six Months Ending June 30,
                             2002            2001           2002            2001
                           ------          ------          ------          -----
Revenues:
  Gold & jewelry sales  $   103,536   $   135,105      $   261,003   $   287,942
                        -----------   -----------         --------      --------
     Total revenues         103,536       135,105          261,003       287,942
                        -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages        161,492       230,632          303,869       393,665
  Telephone & utilities      37,136        36,958           68,463        52,572
  Taxes - property & payroll 17,534        20,057           38,076        60,169
  Insurance                   1,442         8,995            1,692        16,545
  Supplies                   27,053        13,297           46,876        36,769
  Small equipment & repairs  10,109         6,235            13,518       18,122
  Drayage                     3,821         6,543           11,115        16,248
  Corporate expenses          4,371        12,832            3,859        13,115
  Legal and accounting        4,293        21,936           27,826        41,546
  Depreciation & amortization 18,415       19,000           36,830        38,000
  Other expenses              3,020         7,909            7,167        15,108
                          ----------   ----------          -------       -------
  Total operating expenses  288,686       384,394          559,291       701,859
                         ----------    ----------         --------      --------
    Loss from operations  (185,150)     (249,289)         (298,288)    (413,917)

Other Income & (Expense):
  Other income (expense)     (2,773)       24,169         21,474        (11,048)
                         ----------    -----------        -------       --------
Loss before taxes          (187,923)     (225,120)      (264,694)      (424,965)
                         ----------    -----------      ---------     ----------
Income tax benefit (expense)   800             800           800             800
                         ----------    -----------      ---------     ----------
Net loss              $    (188,723) $   (225,920) $    (265,494)  $   (425,765)
                       ============    ===========      ==========    ==========

Basic and diluted loss
   per share          $       (.01)  $       (.02) $         (.02)  $      (.03)
                      ============    ============       =========     =========
Shares used in the
   calculation of net
   loss income per share 12,744,046    12,744,046        12,744,046   12,744,046
                       ============    ===========       ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
            Three Months Ended June 30, 2002 and June 30, 2001

                                               Six Months Ended June 30,
                                               2002                   2001
                                         --------------         --------------
Cash Flows From Operating Activities:

Net loss                               $      (265,494)        $    (425,766)
  operating activities:
     Depreciation and amortization               36,830                38,000
     (Increase)Decrease in
        accounts receivable                       6,387              (10,241)
     Decrease(Increase) in inventory            146,234               128,003
     (Increase)Decrease in other
       current assets                            5,133                  3,074
     (Decrease) increase in accounts payable
       and accrued expenses                      94,263               148,845
    (Decrease) increase in short term notes      57,455                37,740

                                            ------------           ----------
  Net cash (used)provided by
     operating activities                        80,808              (80,345)
                                           ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                     (11,935)              (28,866)
  Other assets bonds misc. deposits            (16,185)
                                            -------------         -----------

  Net cash used by
    investing activities                       (28,120)              (28,866)
                                            -------------         -----------

Cash Flows From Financing Activities

  Bank overdraft                                 (12,430)              (19,155)
  Increase (decrease) notes payable              (48,677)                86,704
  Proceeds from sale of common stock               -                      3,750
  Additional paid-in capital                      (5,776)
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                          (66,883)               71,299
                                               ------------        ------------

  Decrease (increase) in cash                      (14,195)            (37,912)

Cash, beginning of period                            23,469              37,912
                                                ------------         ----------
Cash, end of period                            $      9,274        $          0
                                             ============          ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                     $     38,875          $      6,200
                                         ============          ============
    Income taxes                         $          -          $          -
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


BALANCE SHEET COMPARISONS
The Company's decrease in assets of $171,909 (23%)was attributed to minimal gold production which necessitated liquidating a portion of its inventory to satisfy working capital needs.


STATEMENT OF OPERATIONS
There was minimal change in revenues for the three-month and six-month periods ended June 30, 2002, compared with the same periods for 2001.

Changes in the Company's operating expenses are reflected as follows:

1.  Salaries and wages, and contract labor decreased a total of $69,140 (30%).
2. The number of employees decreased for the three-month period ended June 30, 2002 by four. The Company employed 16 persons at June 30, 2002,(one permanent part-time). The President received no salary during the second quarter for 2002.

3. Insurance decreased $7,553 (84%) for the three-month period ended June 30, 2002,compared with the same period for 2001, as the Company restructured and reduced coverages.

4.  Small equipment and repairs increased for the three-month period ended
June 30, 2002, compared with the same period in 2001, by $3,874 (48%) as the new pumping system required unforeseen repairs and maintenance.

Legal and accounting reflects a decrease of $17,643 (80%) for the three-month period ended June 30, 2002, compared with the same period ended
 2001.

Management represents the Company in compliance matters without engaging the aid of outside counsel and therefore has incurred no legal expense.

For the three-month period ended June 30, 2002, the Company recorded a loss of $187,923 (before taxes) compared to a loss $225,120 for the same period in 2001.


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