Form 10-Q/A
period 2002-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2002-10-02
CIK 74925

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
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                      Three Months Ending June 30,    Six Months Ending June 30,
                             2002            2001           2002            2001
                           ------          ------          ------          -----
Revenues:
  Gold & jewelry sales  $   103,536   $   135,105      $   261,003   $   287,942
                        -----------   -----------         --------      --------
     Total revenues         103,536       135,105          261,003       287,942
                        -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages        161,492       230,632          303,869       393,665
  Telephone & utilities      37,136        36,958           68,463        52,572
  Taxes - property & payroll 17,534        20,057           38,076        60,169
  Insurance                   1,442         8,995            1,692        16,545
  Supplies                   27,053        13,297           46,876        36,769
  Small equipment & repairs  10,109         6,235            13,518       18,122
  Drayage                     3,821         6,543           11,115        16,248
  Corporate expenses          4,371        12,832            3,859        13,115
  Legal and accounting        4,293        21,936           27,826        41,546
  Depreciation & amortization 18,415       19,000           36,830        38,000
  Other expenses              3,020         7,909            7,167        15,108
                          ----------   ----------          -------       -------
  Total operating expenses  288,686       384,394          559,291       701,859
                         ----------    ----------         --------      --------
    Loss from operations  (185,150)     (249,289)         (298,288)    (413,917)

Other Income & (Expense):
  Other income (expense)     (2,773)       24,169         33,594        (11,048)
                         ----------    -----------        -------       --------
Loss before taxes          (187,923)     (225,120)      (264,694)      (424,965)
                         ----------    -----------      ---------     ----------
Income tax benefit (expense)   800             800           800             800
                         ----------    -----------      ---------     ----------
Net loss              $    (188,723) $   (225,920) $    (265,494)  $   (425,765)
                       ============    ===========      ==========    ==========

Basic and diluted loss
   per share          $       (.01)  $       (.02) $         (.02)  $      (.03)
                      ============    ============       =========     =========
Shares used in the
   calculation of net
   loss income per share 12,744,046    12,744,046        12,744,046   12,744,046
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