Form 10QSB
period 2002-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2002-11-18
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2002       Commission File No. 001-10156



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

                        Yes:  X                      No:



As of September 30, 2002, 12,746,046 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                     September 30, 2002 and December 31, 2001

                                  September 30, 2002     December 31, 2001
ASSETS

Current Assets
   Cash                                  $    6,869             $   23,469
   Accounts receivable                        5,477                 19,956
   Inventory                                559,214                706,633
   Prepaid expense: shareholder                   0                  3,038
   Other current assets                       6,343                 10,301
                                         ----------             ----------
     Total current assets                   577,903                763,397
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,171                181,171
   Real estate and mineral property         473,323                473,323
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                909,983                898,048
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,321,598              1,309,663
Less accumulated depreciation            (1,169,258)            (1,114,013)
                                         ----------             ----------
     Net fixed assets                       152,340                195,650
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                      -
                                         ----------             ----------

     Total Assets                        $1,400,922             $1,613,541
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft                                                  $   12,430
   Accounts payable &
      accrued expenses                   $  299,918                206,673
Due to related party                        114,887                 36,205
Notes payable due within one year           473,000                469,425
                                         ----------             ----------
     Total Current Liabilities              887,805                724,733
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          41,846                103,147
                                         ----------             ----------
     Total Liabilities                      929,651                827,880
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,749,046 shares issued and
     outstanding as of June 30, 2002 and
     December 31, 2001                      424,868                424,868
   Additional paid-in capital             1,804,099              1,809,876
   (Accumulated deficit)
      retained earnings                  (1,757,696)           (1,449,083)
                                         ----------             ----------
     Total Stockholders' Equity             471,271                785,661
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,400,922             $1,613,541
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending Sept. 30,    Six Months Ending Sept. 30,
                             2002            2001           2002            2001
                           ------          ------          ------          -----
Revenues:
  Gold & jewelry sales  $    85,805   $   170,324      $   346,809   $   458,266
                        -----------   -----------         --------      --------
     Total revenues          85,805       170,324          346,809       458,266
                        -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         37,743       169,088          341,612       562,753
  Telephone & utilities      38,028        34,464          106,490        87,037
  Taxes - property & payroll  7,355        27,936           45,430        88,104
  Insurance                   2,597         7,550            4,290        24,094
  Supplies                    6,572        14,199           53,448        50,969
  Small equipment & repairs   4,028         3,637           17,546        21,759
  Drayage                     5,227         4,590           16,343        20,838
  Corporate expenses          5,999           -              9,858        12,993
  Legal and accounting        3,272         8,489           31,098        50,035
  Depreciation & amortization 18,415       13,492           55,245        51,492
  Other expenses              1,188         6,595            8,355        21,825
                          ----------   ----------          -------       -------
  Total operating expenses  130,424       290,040          689,715       991,899
                         ----------    ----------         --------      --------
    Loss from operations   (44,619)     (119,716)         (342,906)    (533,633)

Other Income & (Expense):
  Other income (expense)      1,497        29,793          35,093         18,745
                         ----------    -----------        -------       --------
Loss before taxes           (43,122)      (89,923)      (307,813)      (514,888)
                         ----------    -----------      ---------     ----------
Income tax benefit (expense)   800             800           800             800
                         ----------    -----------      ---------     ----------
Net loss              $     (43,922) $    (90,723) $    (308,613)  $   (515,688)
                       ============    ===========      ==========    ==========

Basic and diluted loss
   per share          $       (.01)  $       (.01) $         (.03)  $      (.04)
                      ============    ============       =========     =========
Shares used in the
   calculation of net
   loss income per share 12,744,046    12,744,046        12,744,046   12,744,046
                       ============    ===========       ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended September 30, 2002 and September 30, 2001

                                               Six Months Ended September 30,
                                               2002                   2001
                                         --------------         --------------
Cash Flows From Operating Activities:

Net loss                               $      (308,613)        $    (515,688)
  operating activities:
     Depreciation and amortization               55,245                51,492
     (Increase)Decrease in
        accounts receivable                      14,479                40,818
     Decrease(Increase) in inventory            147,419                72,387
     (Increase)Decrease in other
       current assets                            6,996                  3,953
     (Decrease) increase in accounts payable
       and accrued expenses                      93,245               162,464
    (Decrease) increase in short term notes      82,257                45,559

                                            ------------           ----------
  Net cash (used) provided by
     operating activities                        91,028             (139,015)
                                           ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                     (11,935)              (66,179)
  Other assets bonds misc. deposits            (16,185)
                                            -------------         -----------

  Net cash used by
    investing activities                       (28,120)              (66,179)
                                            -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) Bank overdraft             (12,430)                 5,327
  Increase (decrease) notes payable              (61,301)               158,205
  Proceeds from sale of common stock               -                      3,750
  Additional paid-in capital                      (5,777)
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                          (79,508)              167,282
                                               ------------        ------------

  Decrease (increase) in cash                      (16,600)            (37,912)

Cash, beginning of period                            23,469              37,912
                                                ------------         ----------
Cash, end of period                            $      6,869        $          0
                                             ============          ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     51,123          $     17,456
                                             ============          ============
    Income taxes                             $        800          $        800
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

3. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2002 and December 31, 2001, the results of operations and cash flows for the three-month periods ended Sept. 30, 2002 and 2001. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B.


II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Gold production during the third quarter was insufficient to offset quarterly expenses. Since the Sixteen to One Mine is well known for over one hundred years as a unique gold deposit, predicting gold production is more speculative than provable. Independent crews have access to company maps and records which allows them to select and explore for gold in areas favorable for short term goals.
Liberating the flooded levels of the mine remains a goal. Difficulties continue due primarily to a lack of investment capital adequate to improve the rate of pumping. While the new system has significantly reduced dewatering costs, advancing the accessibility of the 2400 foot level has its ups and downs.
Due to the very nature of deep vein mining and the disappointing results this year, no estimates are offered regarding the date of accessing the 2400 foot level. New mine production was disappointing. Gold inventory at June 30,2002 ($560,399) decreased $1,183 to $559,214 on September 30,2002. The Company increased the price of its quartz and gold sold from new production and inventory. Demand for the Company's primary product, gold laced quartz, remains higher than available supply. While the daily price of gold bullion impacts revenue, gold laced quartz is sold for many times its crush or spot bullion price.

BALANCE SHEET COMPARISONS
The Company's decrease in assets of $212,619 (13%) for the nine month period ended Sept.30 2002, was attributed to minimal gold production which necessitated liquidating a portion of its inventory to satisfy working capital needs and accumulated depreciation.


STATEMENT OF OPERATIONS
Revenues for the three-month period decreased by $84,520 (49%) compared with The same period for 2001 as a result of a scaled down operation resulting in lower production.


Changes in the Company's operating expenses are reflected as follows:

1.  Salaries and wages, and contract labor decreased a total of $131,345 (77%).
2. The number of employees decreased for the three-month period ended September 30, 2002 by fourteen. The Company employed 2 persons at September 30, 2002. Seven of the fourteen laid-off employees returned as independent contractors. Compensation is based upon a percentage of gold production. The President received no salary during the third quarter for 2002.

3. Insurance decreased $4,953 (66%) for the three-month period ended Sept. 30, 2002,compared with the same period for 2001, as the Company restructured and reduced coverages.

4. Legal and accounting reflects a decrease of $5,218 (62%) for the three-month period ended September 30, 2002, compared with the same period ended 2001. Management represents the Company in compliance matters without engaging the aid of outside counsel and therefore has incurred insignificant legal expense.

5. For the three-month period ended September 30, 2002, the Company recorded a loss of $43,122 (before taxes) compared to a loss $89,923 (before taxes) for the same period in 2001. The $46,801 (52%) difference is attributed to a scaled down operation and no mid-range or long-range exploration being conducted.


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

SUBSEQUENT EVENTS
On October 29,2002, The Sierra County Grand Jury issued an indictment against Michael Meister Miller, Jonathan Farrell and Original Sixteen to One Mine, Inc. The next court date is November 20, 2002 for arraignment. Management believes the accusations are groundless; however, because the instigating prosecutors are private non-governmental lawyers outside the standard criminal system, a vigorous and time demanding defense and offense are necessary to protect the shareholders' interests. Even unfounded criminal accusations are mentally debilitating and time consuming. Because Miller and Farrell hold key management positions, the company may suffer substantial and significant damages due to the distraction caused by the prosecutors.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at September 30, 2002.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director

Dated:  November 18, 2002