Form 10KSB
period 2002-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-02-20
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-KSB



                      (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



       For the fiscal year ended December 31, 2002
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

                        Yes:  X                      No:



As of December 31, 2002, 12,746,046 shares of Common Stock, par value $.03 per share, were issued and outstanding.


                                       PART I

ITEM 1:  BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) mines gold on properties it owns in fee simple or on which it has claims, in the Alleghany Mining District, about 65 miles northeast of the intersection of I-80 and California State
Route 49.

The primary operation is the Sixteen to One mine from which more than 1,108,349 troy ounces of gold have been retrieved since the mine commenced operation in 1896. The Company began doing business in its present form in 1911 and has operated continuously since. It is a traditional hard rock underground mine. Where miners create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Current activities are focused on the 1,100 foot level. Crews of miners average about five linear feet of progress per day. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards.

Operations are characterized by significant amounts of preparation, tunneling, underground property maintenance and upgrading, all of which are necessary to permit access to and extraction of the gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during these periods, little gold is mined. At other times, miners are primarily searching for gold. Accordingly, business is subjected to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or underground development and the other as a function of gold production. Our mining has classical "boom or bust" cycles regardless of outside influences.

Metal detection technology enables miners to detect gold from 20 to 48 inches from quartz faces in the wall rock. (The size of the concentration is a factor). Miners work with other companies interested in developing new technologies for deeper penetration. These arrangements allow the Company to benefit from research activities without incurring the full costs associated with research and development.

Advancement in metal detection technology has steadily progressed over the past ten years. The greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict future developments; however, the hardware used in advanced gold detection has improved significantly during the past twelve months.

For accounting purposes gold revenues are accrued when the metal has been recovered. For tax purposes revenues are not recognized until the gold is sold. Rare high-grade gold and quartz is sold at a premium to museums, collectors and jewelry manufacturers. The Company manufactures its own jewelry and sells its own dore (unrefined gold).

No extraordinary working capital requirements exist nor is there a dependency on any particular customer, as gold bullion has multiple markets. Business generally reflects the efficiency and timeliness in which gold is located rather than the international spot bullion price.

Supplies and equipment used for underground exploration are commonly available. Labor requirements are available. The Company believes that within the Sixteen to One mine, substantial numbers of attractive exploration opportunities are accessible.

In 1994, following a long-standing practice of acquiring inactive productive mines, the Company purchased the Brown Bear mine in Trinity County, located outside Lewiston, California. The property, 540 timbered and patented acres and twenty-two unpatented claims, has yielded 500,000 troy ounces of gold. The mine is underground, yet no excavation exists below the tunnel entrance (adit level). During the 1980's the property was extensively core drilled by Santa Fe Mineral. These results indicate that within the Brown Bear mine a substantial number of attractive exploration opportunities exist. When funding is available, one specific target has been selected for exploration and development. In 1999, the Company acquired the Plumbago mine in the Alleghany Mining District, which is located approximately two miles southeast of the Sixteen to One mine. The property includes a twenty acre patented claim, mineral rights to eight patented claims and sixteen unpatented claims. The property has a history of rich gold production. The Company will pursue the potential within this property when funding becomes available for exploration and development.

No particular seasonality exists for the marketing of gold (other than the Company's gold jewelry sales for which some modest bias toward the fourth quarter is recorded). Business is not seasonal except for the generally modest effect of winter storms on the ability of the miners to access the mine. Management believes it is in substantial compliance with all applicable federal, state and local laws and regulations relating to the environment. The Company does not presently anticipate any material capital expenditures for environmental control facilities, either for the remainder of its current fiscal year or for the succeeding fiscal year.

The Company is a California corporation formed October 11, 1911. On December 31, 2002, it had two full-time employees plus three permanent part-time employees and seven contract miners working underground. The Company's executive office is located at 527 Miners Street, Alleghany, California
95910. The Company's phone number is (530) 287-3223. The Internet address is: www.origsix.com.

Risk Factors

(a) Price of Gold

The price of gold has increased significantly from the low of $254 in 1999. Any significant drop in the price of gold may have a materially adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by increasing production or jewelry sales. There are currently legal and financial situations that suggest a bias towards an increase in the price of gold.

 (b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence arises. Caution is recommended in using the doctrines of reserves as an economic tool for valuing the Sixteen to One mine. While (i) the Company has recovered over one million ounces of gold and (ii) management believes that substantial additional virgin veins exists in the Sixteen to One mine, the Company has no ability to measure or prove its belief.




(c) Governmental Regulation

The financial statements for year 2002 have not been audited by a Securities Exchange Commission (SEC) accounting firm due to the existence of an unpaid bill. Therefore, the Company is not in compliance with SEC regulations.

Mining is generally subject to regulation by state and federal authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. Laws may change preventing or delaying the commencement or continuance of given operations. Questionable interpretation of and implementation of regulations have become significant threats to the natural resource industry.

The Company is in compliance with all known safety and environmental standards and regulations. There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect. The company is emerging from five years of extreme and questionable executions of laws and regulations by state and federal government agencies or employees. If these practices were allowed to continue unabated, they would substantially depress the value of the owners.

(d) Liquidity

Gold inventory at December 31, 2002, was $605,050, primarily as specimens or gold held for jewelry. While history of actual cash sales supports inventory exceeding the spot price, no such increases are used to compute the inventory. The difference in the recorded value and the actual cash value is a significant factor in determining asset value but cannot be included on the balance sheet due to accounting rules. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory.

(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site. Exposure is limited. Most brokerage firms will not actively solicit investment in a penny stock.

ITEM 2:  PROPERTIES

Properties

The Sixteen to One mine was incorporated into Original Sixteen to One Mine, Inc. in 1911. Properties acquired prior to 1925 are carried on the Company's books at their original purchase price and are fully amortized through depletion. The Company acquired additional mining properties for $405,517. No depletion has been applied to those properties.

In 1991, the Company purchased leasehold interests and a mill permitted for 200 tons per day, which it upgraded in 1996. The mine is accessed by a road maintained by the Company. The mouth of the mine is approximately one-half mile from a county road.

The Alleghany properties consist of 25 patented claims (452 acres) and an additional 69 unpatented claims 160 acres of mineral rights on patented claims. In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (540 acres) 22 unpatented claims (440 acres), plus. The following table sets forth further information with respect to the Company's mining claims.


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


ITEM 3:  LEGAL PROCEEDINGS

None

                                          PART II

ITEM 4:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS
Market Information

There is no current public market place for the Company's common stock. 2002 market data is based upon activity on the OAU X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2002  $ .86  $  .22  $  .86  $  .60  $  .32  $  .20  $   .55  $  .20
    2001  $ .234  $ .167  $ .400  $ .250  $ .300  $ .267   $ .400  $ .150
    2000    .333    .187    .354    .210    .397    .210     .333    .127
    1999    .357    .230    .417    .167    .354    .230     .354    .210
    1998    .730    .544    .687    .520    .687    .294     .417    .294
    1997   1.294   1.084   1.417    .960   1.334    .960    1.000    .627
    1996   1.544   1.250   1.584   1.437   1.520   1.377    1.334   1.250
    1995   1.314   1.084   1.250    .877   1.750   1.044    1.627   1.250
    1994   2.500   1.584   2.084   1.834   1.917   1.417    1.250   1.127

Note: The Company offered a 3 for 1 stock split in 2001. Accordingly, share and per share data has been restated for all periods presented to give effect to the split.


Shareholders:  As of April 21, 2003 there were 1,260 holders of common stock.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc., is a distinct company in that it is the only operating company of its kind remaining in the United States. Management believes that the assets of the Company are understated. For example, in 2001, the Company incurred a loss of approximately $800,000 in the writing down of development costs of the 2283 Winze. The development costs were capitalized based on gold production. Due to more favorable locations for short-term gold production the Company made changes in its plan of operation. While the immediate future holds no promise for operation in this area of the mine, the development still proves to be a valuable asset to the infrastructure of the property.

Comparisons of 2002 with 2001

Current assets decreased by $143,788 (19%) primarily as a result of decreases in cash and inventory.

Current Liabilities increased $136,021 (19%) primarily due to an increase of $115,634 (56%) in Accounts Payable and an increase of $57,515 (157%) in Related Party Notes, both are a direct result of the Company's cash shortage.

Long term Liabilities decreased by $43,264 (44%) as a result of regular loan payments and the transfer of a significant portion to "Current Liabilities" as the Notes near maturity.

Other changes in the comparisons between 2002 and 2001 on the balance sheet are deemed insignificant and immaterial.

Statement of Operations

(a) Comparison of 2002 with 2001

Revenues decreased by $128,121 (18%) as a result of a downsized operation and the resulting decrease in mine production. It should be noted that consistent with accounting practices established by our auditors in previous years, inventory valuation adjustments resulting from the fluctuation of the price of gold are either added (gold price increases) or subtracted (gold price decreases) to revenues. During 2002 the gold price increased by approximately $71.00 per oz resulting in Inventory Valuation adjustments of $94,454 which constitutes approximately 16% of the reported revenues for 2002.

Salaries and Wages decreased by $292,072 (48%) as a result of the layoff of the crew on July 16, 2002. Payroll taxes also decreased.

Insurance decreased by $126,974 (78%) due to a decrease in worker's compensation insurance premiums and a refund resulting from decreased payroll expenses.

Operating Expenses as a whole decreased by $513,928 (39%) as a direct result of a downsized operation for the second half of the year.

The decrease in Other Expenses of $784,200 (91%) was due primarily to the one time "Loss from Write Down of Development Costs" in 2001.

The basic and diluted loss per share for 2002 totaled (.02) compared with a loss of (.11) per share in 2001.

(b) Comparison of 2001 with 2000

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

The Company is dependent on continued recovery of gold and sales of gold from inventory to meet its cash needs. Although the Company has historically located an annual average of $848,000 of gold over a five-year period, there can be no assurance that the Company's efforts in any particular period will provide sufficient funding for the Company to continue operations.

If the Company's cash resources are inadequate and its gold inventory is depleted, the Company may seek debt or equity financing on the most reasonable terms available.

SUBSEQUENT EVENTS

Dismissal of Criminal Indictment

ITEM 6:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.


PART III

ITEM 7:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 21, 2003. All of the officers of the Company serve at the pleasure of the board of directors.

Name                Age  Position  Officer Since  Director Since

Michael M. Miller    60  President
                          & Director    1983             1977

Scott K. Robertson    46  Treasurer
                          & Director       1999             1999
Hugh Daniel O'Neill   60  Director         N/A              2002

Stephen Wilson        59  Director         N/A              2002

Rae Bell Arbogast     37  Secretary        2002              N/A

Michael M. Miller-Director, President and CEO
As President and Chief Executive Officer, Mr. Miller is responsible for the day-to-day operations of the Company. In 1975, Mr. Miller became the sole proprietor of the Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). In 1991 he served as a member of the Sierra County Planning Commission (Chairman in 1992, 1993, 1999 and 2000) until 2001. Mr. Miller is licensed as a California Class A general engineering contractor. He
is a member of the American Institute of Mining Engineers.   In 1965, Mr.
Miller received a B.A. from the University of California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.

Scott K. Robertson- Treasurer ~ Director
Mr. Scott K. Robertson has been active in the Company since 1984 as an outside accountant. In 1992, Mr. Robertson co-founded the CPA and business development firm Robertson, Woodford, Francis & Scinto LLP located in Grass Valley, California. He is active as the director and owner of several companies including a medical start-up, KNCO AM & FM Radio in Grass Valley, an aromatherapy soap and bath products manufacturer and a toy company.

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


Hugh Daniel O'Neill III ~ Director
Mr. O'Neill was born April 21, 1942 at a naval base in Virginia. He was raised in seventeen states over a fourteen-year period, settling in Nevada City, California. He attended University of San Francisco, where he created Odd Bodkins in 1961. The San Francisco Chronicle syndicated Odd Bodkins in 1963 making Mr. O'Neill the youngest cartoonist ever hired by a national syndicate. It was published in 350 newspapers. At its peak its readership was 50 million daily. Dan is an historian, an accomplished journalist and a former war correspondent.

Stephen Wilson ~ Director
Mr. Wilson has been an active shareholder for the past years during which time he has acted as a consultant to the president on matters relating to re-listing the company's shares along with providing advice on marketing the company's products.

Mr. Wilson has over 30 years experience in the brokerage business working in New York, Los Angeles and San Francisco. He retired from the industry as a broker dealer/member of the Pacific Stock Exchange in 1994 where he was a floor trader of corporate bonds. While at the PSE he was the local gold analyst being interviewed on radio and quoted in the San Francisco Examiner. In addition, he was a member of the Listings and Marketing committees.

Mr. Wilson professionally wrote about and provided technical analysis concerning precious metals, gold and silver mining company's along with other financials from 1995 until 1998. Mr. Wilson is currently semi-retired while continuing to provide supportive efforts to the company. He has been a past member of the Sierra Club an d he is currently providing financial support to Green Peace. Mr. Wilson graduated from Los Angeles City College with a degree majoring in finance. He was born in Los Angeles in 1944.

Rae Bell Arbogast ~ Secretary
Ms. Arbogast has worked for the Sixteen to One Mine since 1996. Hired as an Office Assistant, her responsibilities have grown steadily. In 1998 she completed an Accounting Course from the University of Nevada at Reno and several computer courses. Ms. Arbogast is an Administrative Assistant and serves as the Corporate Secretary.

Ms. Arbogast is Chairman of the Board for the Alleghany Volunteer Fire Department, Director of the Alleghany County Water District, Director, Secretary and Curator for Underground Gold Miners Museum. She is a volunteer
 Emergency Medical Technician with the Fire Department. She was born in Southern California and moved to the Alleghany area with her family in 1975. Her father worked as a miner at the Ruby and Carson Mines. Prior to employment with the Company she was self-employed as a Fiber Artist.


ITEM 8:  EXECUTIVE COMPENSATION

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


Management Remuneration for the Period Ended December 31, 2002

   Name/
Principal       Annual
Position         Year   Salary    Bonus  Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2002  $ Deferred  -----     ------       ------
President & CEO  2001  $ 63,462   -----     ------       ------
                 2000  $ 75,000   -----     ------       ------


The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        450,000 shares       $ .230 per share
     Issued June 30, 1998        150,000 shares       $ .710 per share

Note:  No options were granted in the years 2002 or 2001.
These options vest ratably over a five-year period beginning one year from the date of grant.

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

These options vest ratably over a four-year period beginning one-year from the date of grant and expire ten years after the date of grant.


ITEM 9:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common     M. Blair Hull              1,962,822             15%
           Hull Trading Co.
           401 So. LaSalle, Suite. 505
           Chicago, IL  60605

Common     Kathy N. Hull              1,490,250             12%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller          1,285,897             10%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Scott K. Robertson           108,549             .9%
           Officer and Director
           12391 Deer Park Drive
           Nevada City, CA  95945

Common     Stephen Wilson                  88,100             .8%
           Director
           666 Ellis Court
           Sebastopol, CA  95472

Common     Rae Bell Arbogast               13,158            .1%
           Secretary
           P.O. Box 909
           Alleghany, CA 95910

Common     All Officers & Directors     4,948,776           38.8%
                (as a group)

PART IV

ITEM 10:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2002 and December 31, 2001, the results of operations and cash flows for the twelve-month periods ended December 30, 2002 and 2001. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.


Balance Sheet

                                       December 31, 2002 and December 31, 2001

ASSETS
  2002  2001
Current Assets
  Cash                                          $       0     $ 23,469
   Accounts receivable                              7,321       19,956
   Inventory                                      605,050      706,633
   Prepaid expense: shareholder                         0        3,038
   Other current assets                             7,238       10,301
    Total current assets                          619,609      763,397

Mining Property
   Real estate and property rights
        net of depletion of $524,145              181,171      181,171
   Real estate and mineral property               473,323      473,323
   Total Mining Property                          654,494      654,494

Fixed Assets at Cost
   Equipment                                      909,983      898,048
   Buildings                                      159,487      159,487
   Vehicles                                       252,128      252,128
                                                1,321,598    1,309,663
Less accumulated depreciation                  (1,187,673) (1,114,013)
   Net fixed assets                               133,925      195,650

Other Assets
   Bonds and misc. deposits                        16,185            -

   Total Assets                                 $1,424,213  $1,613,541
                                              ==========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
                                                      2002        2001
Current Liabilities
Bank Overdraft                                         $  81    12,430
   Accounts payable & accrued expenses            $  322,307   206,673
   Due to related party                               93,720    36,205
   Notes payable due within one year                 444,646   469,425
   Total Current Liabilities                         860,754   724,733

Long Term Liabilities
   Notes payable due after one year                   57,883   103,147

Total Liabilities                                 918,637      827,880

Stockholders' Equity
   Capital stock, par value $.03: 30,000,000
   shares authorized:12,749,046 shares
   issued and outstanding as of
   December 31, 2002 and December 31, 2001          424,868    424,868
   Additional paid-in capital                    1,809,876   1,809,876
   (Accumulated deficit)
   Retained earnings                          (1,729,168)  (1,449,083)
   Total Stockholders' Equity                    505,576       785,661

Total Liabilities and Stockholders' Equity     $1,424,213   $1,613,541
                                             ============  ============


Original Sixteen to One Mine, Inc.

Statement of Operations

                                                  2002      2001       2000
Revenues:
Gold & jewelry sales                            588,030   716,151   1,219,661
Timber Sales, net                                                     509,998
   Total Revenues                               588,030   716,151   1,729,659

Operating expenses:
   Salaries and wages                             320,885    612,957   554,078
   Telephone & utilities                          141,738    120,500    79,056
   Taxes - property & payroll                      52,539     99,072    88,664
   Insurance                                       36,654    163,628   140,897
   Supplies                                        56,737     95,362    74,602
   Small equipment & repairs                       18,095     31,906    21,034
   Drayage                                         18,262     22,061    35,014
   Legal and accounting                            50,706     53,544    44,417
   Depreciation & amortization                     73,660     73,661    75,756
   Other expenses                                  24,196     34,709    26,700

   Total operating expenses                      793,472   1,307,400 1,140,218

   Profit (Loss) from operations                (205,442)   (591,249)  589,441

Other Income & (Expense):
Interest Expense and Late Charges              (78,543)    (51,552)   (35,454)
Loss from Write Down
of Development costs (note 12)                  -           (799,144)     -
Other expense                                   (11,513)    (15,586)   (11,641)
Other income                                      16,213      8,239     35,310

   Total other (expense) income                  (73,843)   (858,043)  (11,785)

   Loss before taxes                            (279,285)  (1,449,292)  577,656

   Income tax benefit (expense)                       800          800      800

Net (loss) income                          $  (280,085)$  (1,450,092)$  576,856
                                              =========  ==========   =========

Basic and diluted loss per share             $    (.02)$    (.11)$         .05
Shares used in the  calculation of net
   loss income per share                     12,744,046  12,744,046  12,744,046
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2002, 2001, 2000


Cash Flows From Operating Activities:
                                                       2002      2001      2000

Net loss                                      $ (280,085)$ (1,450,092)$ 576,856
Operating activities:
   Depreciation and amortization                   73,660     73,661     75,756
   (Increase)Decrease in accounts receivable       12,635    31,531    (29,457)
   Decrease(Increase) in inventory                101,583   (2,111)   (396,102)
   (Increase)Decrease in other current assets      6,101     5,056          886
   (Decrease) increase in accounts payable
          accrued expenses, short term notes       148,370   84,602    (73,457)
   Issuance of common stock in lieu of cash         -         3,750      49,797
   Gain on sale of asset                            -        (3,000)      -
   Write down of development costs/other assets   _______   814,044    ________

Net cash (used)provided by operating activities   62,264   (442,559)    204,279

Cash Flows From Investing Activities:
   Purchase of fixed assets                      (11,935)   (89,798)   (11,810)
   Disposition of fixed assets                      -         3,000       5,845
   Other assets bonds misc. deposits            (16,185)    ________   ________
   Net cash used by investing activities        (28,120)    (63,179)   (83,953)

Cash Flows From Financing Activities
 Bank overdraft increase (decrease)              (12,349)   12,430        -
 Increase (decrease) notes payable               (45,264)  (38,673)   (126,038)
 Proceeds from sale of common stock                 -       3,750         -
 Net cash provided (used) by financing activities (57,613)  491,295    (83,094)
 Decrease (increase) in cash                      (23,469)  (14,443)     37,232
 Cash, beginning of period                         23,469    37,912         680
 Cash, end of period                               $   0 $    23,469 $   37,912
                                                  ========    =======   =======