Form 10QSB
period 2003-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-02-25
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2003       Commission File No. 001-10156



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

                        Yes:                        No: x



As of March 31, 2003, 12,746,046 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2003 and December 31, 2002

                                  March 31, 2003     December 31, 2002
ASSETS

Current Assets
   Cash                                  $    7,432             $        0
   Accounts receivable                       12,334                  7,321
   Inventory                                579,358                605,050
   Other current assets                       6,511                  7,238
                                         ----------             ----------
     Total current assets                   605,635                619,609
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,091                181,171
   Real estate and mineral property         473,403                473,323
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                909,983                909,983
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,321,598              1,321,598
Less accumulated depreciation            (1,193,630)            (1,187,673)
                                         ----------             ----------
     Net fixed assets                       127,968                133,925
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,404,282             $1,424,213
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft                                                  $       81
   Accounts payable &
      accrued expenses                   $  325,174                322,307
Due to related party                         96,656                 93,720
Notes payable due within one year           439,272                444,646
                                         ----------             ----------
     Total Current Liabilities              861,102                860,754
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          50,901                 57,883
                                         ----------             ----------
     Total Liabilities                      912,003                918,637
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,749,046 shares issued and
     outstanding as of March 31, 2003 and
     December 31, 2002                      424,868                424,868
   Additional paid-in capital             1,809,876              1,809,876
   (Accumulated deficit)
      retained earnings                  (1,742,465)           (1,729,168)
                                         ----------             ----------
     Total Stockholders' Equity             492,279                505,576
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,404,282             $1,424,213
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings


                             Three Months Ending March 31,
                                      2003            2002
                                    ------          ------
Revenues:
  Gold & jewelry sales           $   122,014   $   206,079
                                 -----------   -----------
     Total revenues                  122,014       206,079
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  17,342       122,129
  Contract Labor                      34,414         2,710
  Telephone & utilities               31,216        31,326
  Taxes - property & payroll           8,256        20,542
  Insurance                            1,655        18,725
  Supplies                             6,707        19,824
  Small equipment & repairs            1,633         3,409
  Drayage                                978         7,295
  Corporate expenses                   4,102         1,188
  Legal and accounting                 3,059        23,533
  Depreciation & amortization           5,956       18,415
  Other expenses                        3,239        4,146
                                   ----------   ----------
  Total operating expenses           118,557       273,242
                                 ----------    ----------
  Profit (Loss) from operations       3,457       (67,163)

Other Income & (Expense):
  Other income (expense)           (16,754)       (16,577)
                                 ----------    -----------
Loss before taxes                   (13,297)      (83,740)
                                 ----------    -----------
Net loss                      $     (13,297) $    (83,740)
                               ============    ===========

Basic and diluted loss
   per share                 $       (.001)  $       (.01)
                              ============    ============
Shares used in the
   calculation of net
   loss income per share          12,744,046    12,744,046
                               ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2003  and March 31, 2002

                                              Three Months Ended March 31,
                                               2003                   2002
                                         --------------         --------------
Cash Flows From Operating Activities:

Net loss                               $       (13,297)         $    (83,740)
  operating activities:
     Adj. to reconcile difference between
  net loss 2002 and change in retained earnings                           283
     Depreciation and amortization                5,956                18,415
     (Increase)Decrease in
        accounts receivable                     (5,014)                 6,415
     Decrease(Increase) in inventory             25,692               101,702
     (Increase)Decrease in other
       current assets                              728                  2,861
     (Decrease) increase in accounts payable
       and accrued expenses                       2,867               (2,583)
    (Decrease) increase in short term notes      (2,438)                8,814

                                            ------------           ----------
  Net cash (used) provided by
     operating activities                        14,494                52,167
                                           ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                                           (11,935)
  Other assets bonds misc. deposits                                  (16,185)
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                                             (28,120)
                                            -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) Bank overdraft                 (81)              (12,430)
  Increase (decrease) notes payable               (6,981)              (32,429)
  Proceeds from sale of common stock               -                       -
  Additional paid-in capital                       -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                          (7,062))             (44,859)
                                               ------------        ------------

  Decrease (increase) in cash                        7,432             (20,812)

Cash, beginning of period                                 0              23,469
                                                ------------         ----------
Cash, end of period                            $      7,432        $      2,657
                                             ============          ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     14,990          $     17,162
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2003 and December 31, 2002,the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Gold production during the first quarter was insufficient to offset quarterly expenses. Since the Sixteen to One Mine is well known for over one hundred years as a unique gold deposit, predicting gold production is more speculative than provable. Independent crews have access to company maps and records which allow them to select and explore for gold in areas favorable for short term goals. Liberating the flooded levels of the mine remains a goal. Difficulties continue due primarily to a lack of investment capital adequate to improve the efficiency of pumping. An improved system has significantly reduced dewatering costs. Due to the very nature of deep vein mining and the disappointing results recently, no estimates are offered regarding the date of accessing the 2400 foot level. New mine production was also disappointing. Gold inventory at December 31, 2002 ($605,050) decreased $25,692 to $579,358 on
March 31, 2003. Demand for the Company's primary product, gold laced quartz, remains higher than available supply. While the daily price of gold bullion impacts revenue, gold laced quartz is sold for many times its crush or spot bullion price.

BALANCE SHEET COMPARISONS

Assets decreased by $19,932 which primarily represents the decrease in inventory of $25,692 as the Company sold inventory to maintain operations. Liabilities decreased by $6,633 as the Company continued to pay down its loans.

STATEMENT OF OPERATIONS
Revenues for the three-month period decreased by $84,065 (41%) compared with the same period for 2002 as a result of a scaled down operation resulting in lower production.

Changes in the Company's operating expenses are reflected as follows:

1.  Salaries and wages, and contract labor decreased a total of $73,083 (59%)

2. Insurance decreased $17,070 (91%) for the three-month period ended March 31, 2003, compared with the same period for 2002, due primarily to a significant decrease in Worker's Compensation insurance.

3. Legal and accounting reflects a decrease of $20,474 (87%) for the three-month period ended March 31, 2003, compared with the same period ended 2002. This decrease is mainly the result of the Company not engaging Independent Auditors to review the 2002 year-end financial statements.

4. Depreciation expense decreased $12,459 (68%) due to the prior write-off of development costs.

5. For the three-month period ended March 31, 2003, the Company recorded a loss of $13,298 (before taxes) compared to a loss $83,740 (before taxes) for the same period in 2002. The $70,443 (84%) difference is attributed to a scaled down operation and no mid-range or long-range exploration being conducted.

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

On February 13, 2003, Sierra County Superior Court Judge Stanley Young dismissed all charges against the company and its employees in the parties' motion to set aside. The charges were filed by and prosecuted by the California District Attorney Association, (CDAA) a non-government, non-profit corporation. CDAA received a grant from the California Department of Industrial Relations to assist the District Attorney in rural counties in cases where the District Attorney sought assistance The Company is reviewing the prospects of recovering damages from the private association.

OTHER INFORMATION

The unaudited interim consolidated financial statements of Original Sixteen to One Mine, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting practices. Such rules allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted audited accounting principles as long as the statements are not misleading.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director
Dated:  May 3, 2003