Form 10-Q
period 2003-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-03-04
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2003       Commission File No. 001-10156



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

                        Yes:                        No: x



As of June 30, 2003, 12,746,046 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                     June 30, 2003 and December 31, 2002

                                       June 30, 2003     December 31, 2002
ASSETS

Current Assets
   Cash                                  $    2,690             $        0
   Accounts receivable                            0                  7,321
   Inventory                                581,168                605,050
   Prepaid expense: shareholder                   0                      0
   Other current assets                       6,271                  7,238
                                         ----------             ----------
     Total current assets                   590,129                619,609
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,091                181,171
   Real estate and mineral property         473,403                473,323
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                909,983                909,983
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,321,598              1,321,598
Less accumulated depreciation            (1,199,585)           (1,187,673)
                                         ----------             ----------
     Net fixed assets                       122,013                133,925
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,382,821             $1,424,213
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft                                  -               $       81
   Accounts payable &
      accrued expenses                   $  349,201                322,307
Due to related party                         95,965                 93,720
Notes payable due within one year           433,760                444,646
                                         ----------             ----------
     Total Current Liabilities              878,926                860,754
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          42,400                 57,883
                                         ----------             ----------
     Total Liabilities                      921,326                918,637
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,749,046 shares issued and
     outstanding as of June 30, 2002 and
     December 31, 2001                      424,868                424,868
   Additional paid-in capital             1,809,876              1,809,876
   (Accumulated deficit)
      retained earnings                  (1,773,249)           (1,729,168)
                                         ----------             ----------
     Total Stockholders' Equity             461,495                505,576
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,382,821             $1,424,213
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June  30,
                             2003            2002           2003            2002
                           ------          ------          ------          -----
Revenues:
  Gold & jewelry sales  $    89,443   $   103,536      $   229,630   $   261,032
  Inventory Valuation
(decrease) or increase        6,656        21,456          (11,518)       70,039
                        -----------   -----------         --------      --------
     Total revenues          96,099       124,992          218,112       331,071
                        -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         23,205       132,996           40,546       259,028
  Contract Labor              8,645         9,094           43,058        11,804
  Telephone & utilities      40,643        37,136           71,859        68,463
  Taxes - property & payroll  9,081        17,533           17,338        38,076
  Insurance                   1,655        20,845            3,310        39,570
  Supplies                    4,388        27,053           11,095        46,876
  Small equipment & repairs   2,775        10,109            4,408        13,518
  Drayage                     4,873         3,821            5,851        11,115
  Corporate expenses          5,679         4,371            9,781         3,859
  Legal and accounting        1,464         4,293            4,523        27,826
  Depreciation & amortization  5,956       18,415           11,912        36,830
  Other expenses              2,805         3,020            6,046         7,166
                          ----------   ----------          -------       -------
  Total operating expenses  111,169       288,686          229,727       564,131
                         ----------    ----------         --------      --------
    Loss from operations   (15,070)     (163,694)          (11,615)    (233,060)

Other Income & (Expense):
  Other income (expense)   (14,913)       (24,229)        (31,666)      (42,505)
                         ----------    -----------        -------       --------
Loss before taxes           (29,983)     (187,923)       (43,281)      (275,565)
                         ----------    -----------      ---------     ----------
Income tax benefit (expense)  (800)           (800)         (800)          (800)
                         ----------    -----------      ---------     ----------
Net loss              $     (30,783) $   (188,723) $    (44,081)  $   (276,365)
                       ============    ===========      ==========    ==========

Basic and diluted loss
   per share          $      (.003)  $       (.01) $        (.003)  $      (.02)
                      ============    ============       =========     =========
Shares used in the
   calculation of net
   loss income per share 12,744,046    12,744,046        12,744,046   12,744,046
                       ============    ===========       ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2003 and June 30, 2002

                                             Six Months Ended June 30,
                                               2003                   2002
                                         --------------         --------------
Cash Flows From Operating Activities:

Net loss                               $       (44,081)        $    (276,365)
Adjustment to reconcile difference between
net loss and change in retained earnings                               10,871
  operating activities:
     Depreciation and amortization               11,912                36,830
     (Increase)Decrease in
        accounts receivable                       7,321                 6,387
     Decrease(Increase) in inventory             23,882               146,234
     (Increase)Decrease in other
       current assets                              967                  5,133
     (Decrease) increase in accounts payable
       and accrued expenses                      26,894                94,263
    (Decrease) increase in short term notes      (8,641)               57,455

                                            ------------           ----------
  Net cash (used) provided by
     operating activities                        18,254                80,808
                                           ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                                           (11,935)
  Other assets bonds misc. deposits                                  (16,185)
                                            -------------         -----------

  Net cash used by
    investing activities                                             (28,120)
                                            -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) Bank overdraft                 (81)              (12,430)
  Increase (decrease) notes payable              (15,483)              (48,676)
  Proceeds from sale of common stock               -
  Additional paid-in capital                                            (5,777)
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                          (15,564)             (66,883)
                                               ------------        ------------

  Decrease (increase) in cash                         2,690            (14,195)

Cash, beginning of period                                0               23,469
                                                ------------         ----------
Cash, end of period                            $      2,690        $      9,274
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     30,148          $     38,875
                                             ============          ============
    Income taxes                             $        800          $        800
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

3. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2003 and December 31, 2002, the results of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Gold production during the second quarter was insufficient to offset quarterly expenses. Since the Sixteen to One Mine is well known for over one hundred years as a unique gold deposit, predicting gold production is more speculative than provable. Independent crews have access to company maps and records which allow them to select and explore for gold in areas favorable for short term goals. Liberating the flooded levels of the mine remains a goal. Difficulties continue due primarily to a lack of investment capital adequate to improve the efficiency of pumping. An improved system has significantly reduced dewatering costs. Due to the very nature of deep vein mining and the disappointing results recently, no estimates are offered regarding the date of accessing the 2400 foot level. New mine production was also disappointing. Gold inventory at December 31, 2002 ($605,050) decreased $23,882 to $581,168 on June 30, 2003.
Demand for the Company's primary product, gold laced quartz, remains higher than available supply. While the daily price of gold bullion impacts revenue, gold laced quartz is sold for many times its crush or spot bullion price.

BALANCE SHEET COMPARISONS

Assets decreased by $41,392 which primarily represents the decrease in inventory of $23,882 as the Company sold inventory to maintain operations. Liabilities decreased by $2,689 as the Company continued to pay down its loans

STATEMENT OF OPERATIONS

Revenues for the three-month period ending June 30th decreased by $28,893 (24%) and $112,959 (35%) for the six-month period compared with the same period(s) for 2002 as a result of a scaled down operation resulting in lower production.

On prior financial statements inventory valuation changes were included in "gold and jewelry sales". The dollar change is a direct result of increases or decreases in the spot price of gold from the prior period. Increases or decreases are now reported as a separate line item.

Changes in the Company's operating expenses are reflected as follows:

1. For the three-month period salaries and wages, and contract labor decreased a total of $109,791 (83%). For the six-month period the decrease was $218,482 (85%).

2. Insurance decreased $36,260 (92%) for the six-month period ended June 30, 2003, compared with the same period for 2002, due primarily to a significant decrease in Worker's Compensation insurance.

3. Legal and accounting reflects a decrease of $23,303 (84%) for the six-month period ended June 30, 2003, compared with the same period ended 2002. This decrease is mainly the result of the Company not engaging Independent Auditors to review the 2002 year-end financial statements.

4. For the three-month period ending June 30, 2003 depreciation expense decreased $12,459 (68%) and for the six-month period it decreased $24,918
(68%) due to the prior write-off of development costs.

5. For the three-month period ended June 30, 2003, the Company recorded a loss of $29,983 (before taxes) compared to a loss $187,923 (before taxes) for the same period in 2002. For the six-month period ended June 30, 2003, the Company recorded a loss of $44,081 (before taxes) compared to a loss of $276,365 for the same period in 2002. The difference is attributed to a scaled down operation and no mid-range or long-range exploration being conducted.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director
Dated:  Aug 1, 2003