Form 10QSB
period 2003-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-03-09
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended Sept. 30, 2003       Commission File No. 001-10156



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

                        Yes:                        No: x



As of Sept 30, 2003, 12,746,046 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                                   Balance Sheet
                     Sept 30, 2003 and December 31, 2002

                                       Sept 30, 2003     December 31, 2002
ASSETS

Current Assets
   Cash                                  $      361             $        0
   Accounts receivable                          200                  7,321
   Inventory                                619,926                605,050
   Other current assets                       5,903                  7,238
                                         ----------             ----------
     Total current assets                   626,390                619,609
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,091                181,171
   Real estate and mineral property         473,403                473,323
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                909,983                909,983
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,321,598              1,321,598
Less accumulated depreciation            (1,205,541)           (1,187,673)
                                         ----------             ----------
     Net fixed assets                       116,057                133,925
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,413,126             $1,424,213
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft                                  -               $       81
   Accounts payable &
      accrued expenses                   $  355,719                322,307
Due to related party                        120,940                 93,720
Notes payable due within one year           433,281                444,646
                                         ----------             ----------
     Total Current Liabilities              909,940                860,754
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          35,407                 57,883
                                         ----------             ----------
     Total Liabilities                      945,347                918,637
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,749,046 shares issued and
     outstanding as of June 30, 2002 and
     December 31, 2001                      424,868                424,868
   Additional paid-in capital             1,809,876              1,809,876
   (Accumulated deficit)
      retained earnings                  (1,766,965)           (1,729,168)
                                         ----------             ----------
     Total Stockholders' Equity             467,779                505,576
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,413,126             $1,424,213
                                         ==========             ==========

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending Sept 30,   Nine Months Ending Sept  30,
                             2003            2002           2003            2002
                           ------          ------          ------          -----
Revenues:
  Gold & jewelry sales  $    64,022   $   85,805      $   293,652   $   346,837
  Inventory Valuation
(decrease) or increase       51,658        11,035          40,140        81,073
                        -----------   -----------         --------      --------
     Total revenues         115,680        96,840          333,792       427,910
                        -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         19,175        32,868           59,721       291,896
  Contract Labor              6,111         4,875           49,169        16,679
  Telephone & utilities      28,593        38,028          100,452       106,490
  Taxes - property & payroll  8,309         7,355           25,647        45,430
  Insurance                   1,655         2,597            4,964        42,168
  Supplies                    2,262         6,572           13,357        53,448
  Small equipment & repairs   5,513         4,028            9,921        17,546
  Drayage                     6,998         5,227           12,848        16,343
  Corporate expenses          3,285         5,999           13,065         9,858
  Legal and accounting        2,892         3,272            7,415        31,098
  Depreciation & amortization  5,956       18,415           17,867        55,245
  Other expenses              2,442         1,187            8,492         8,354
                          ----------   ----------          -------       -------
  Total operating expenses   93,191       130,423          322,918       694,555
                         ----------    ----------         --------      --------
    Loss from operations    22,489      (33,583)           10,874      (266,645)

Other Income & (Expense):
  Other income (expense)   (16,205)        (9,538)        (47,871)      (52,042)
                         ----------    -----------        -------       --------
Profit (Loss) before taxes     6,284      (43,121)       (36,997)      (318,687)
                         ----------    -----------      ---------     ----------
Income tax benefit (expense)                                (800)          (800)
                         ----------    -----------      ---------     ----------
Net loss              $       6,284 $    (43,121) $    (37,797)  $    (319,487)
                       ============    ===========      ==========    ==========

Basic and diluted loss
   per share          $        .001  $      (.004) $        (.003)  $     (.025)
                      ============    ============       =========     =========
Shares used in the
   calculation of net
   loss income per share 12,744,046    12,744,046        12,744,046   12,744,046
                       ============    ===========       ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30,2003 and Sept. 30, 2002

                                             Six Months Ended June 30,
                                               2003                   2002
                                         --------------         --------------
Cash Flows From Operating Activities:

Net loss                               $       (37,797)        $    (319,487)
Adjustment to reconcile difference between
net loss and change in retained earnings                               10,874
  operating activities:
     Depreciation and amortization               17,867                55,245
     (Increase)Decrease in
        accounts receivable                       7,121                14,479
     Decrease(Increase) in inventory             (14,876)             147,419
     (Increase)Decrease in other
       current assets                             1,335                 6,996
     (Decrease) increase in accounts payable
       and accrued expenses                      33,412                93,245
    (Decrease) increase in short term notes       15,856               82,257

                                            ------------           ----------
  Net cash (used) provided by
     operating activities                        22,918                91,028
                                           ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                                           (11,935)
  Other assets bonds misc. deposits                                  (16,185)
                                            -------------         -----------

  Net cash used by
    investing activities                                             (28,120)
                                            -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) Bank overdraft                 (81)              (12,430)
  Increase (decrease) notes payable              (22,476)              (61,301)
  Proceeds from sale of common stock               -
  Additional paid-in capital                                            (5,777)
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                          (22,557)             (79,508)
                                               ------------        ------------

  Decrease (increase) in cash                          361            (16,600)

Cash, beginning of period                                0               23,469
                                                ------------         ----------
Cash, end of period                            $      361        $      6,869
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     46,473          $     51,123
                                             ============          ============
    Income taxes                             $        800          $        0
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

2 In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2003 and December 31, 2002, the results of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B.

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

BALANCE SHEET COMPARISONS

Gold inventory at December 31, 2002 ($605,050) increased $14,876 to $619,926 on September 30, 2003. Total current assets increased $6,781 during the nine months ended September 30, 2003. Total assets recovered value during the third quarter compared to the second quarter. At the end of the second quarter total assets had decreased by $41,392 compared to the year-end 2002 balance. At the end of the third quarter the total decrease in assets was $11,087. Both can be attributed mainly to a $42 increase in the spot price of gold during the third quarter.

Current Liabilities increased by $26,710 (3%). Long-term liabilities decreased by $22,476 (39%) as the Company continued to pay down its loans.

STATEMENT OF OPERATIONS

Revenues for the three-month period ending Sept. 30th increased by $18,840 (19%) compared to the same period in 2002, primarily due to an increase in the spot price of gold of $42 an ounce and the heavy demand for jewelry quality quartz with gold. For the nine-month period revenues decreased by $94, 118 (22%) compared with the same period in 2002 as a result of a scaled down operation resulting in lower production.

Changes in the Company's operating expenses are reflected as follows:

1. For the three-month period ending September 30, 2003 salaries, wages, and contract labor decreased a total of $12,457 (33%) compared to the same period in 2002. For the nine-month period the decrease was $199,685 (65%). This is due primarily to a scaled down operation.

2. There was no significant change in the insurance expense for the three-month periods ending September 30, 2003 and 2002. For the nine-month period ended September 30, 2003, there was a decrease of $37,204 (88%) compared with the same period for 2002, due primarily to a significant decrease in Worker's Compensation insurance.

3. Legal and accounting expense show no significant change for the three-month periods ending September 30, 2003 and 2002. For the nine-month period ended September 30, 2003, compared with the same period ended 2002 there is a decrease of $23,683 (76%). This decrease is mainly the result of the Company not engaging an Independent Auditor to review the 2002 year-end financial statements.

4. For the three-month and nine-month periods ending Sept 30, 2003 depreciation expense decreased $12,459 (68%) and $37,378 (68%) respectively compared to the same periods in 2002. This is due to the prior write-off of development costs.

5. For the three-month period ended Sept 30, 2003, the Company recorded a profit of $6,284 (before taxes) compared to a loss $43,121 (before taxes) for the same period in 2002. This is due primarily to management's efforts to cut expenses, increases in the spot price of gold and the high demand for jewelry quality gold laced quartz. For the nine-month period ended September 30, 2003, the Company recorded a loss of $37,797 (before taxes) compared to a loss of $319,487 for the same period in 2002. The difference is attributed to refocusing the operation during a difficult financial cycle.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of its operations. While the Company does maintain a gold inventory which it can liquidate to satisfy working capital needs, there can be no assurance that such inventory will be adequate to sustain operations if the Company's gold mining activities are not successful. Because of the unpredictable nature of the gold mining business, the Company cannot provide any assurance with respect to long-term liquidity. The Company's operation most likely will not produce meaningful additions to inventory. The Company may determine it is necessary to satisfy its working capital needs by selling gold in bullion form.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at Sept 30, 2003.

SUBSEQUENT EVENTS

On October 31, 2003, the Company notified shareholders of its intention to issue treasury stock in the Mister Pocket Private Placement. Management has elected to finance its future development in two steps. The first funding is via a Private Placement for $1 million. The next funding will be a public offering, if necessary sometime in the future. The Public Offering is under consideration only. Many factors will be evaluated before a prospectus is prepared. The newsletter notifying shareholders is posted at www.origsix.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director
Dated:  November 20, 2003