Form 10KSB/A
period 2002-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-03-29
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-KSB/A



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

Amendment filed to correct errors in previous year's statement of cash flows, as well as absence of signature paragraph.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this Revised Annual Report To be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
March 29, 2004

Balance Sheet

                                       December 31, 2002 and December 31, 2001

ASSETS
                                                      2002        2001
Current Assets
  Cash                                          $       0     $ 23,469
   Accounts receivable                              7,321       19,956
   Inventory                                      605,050      706,633
   Prepaid expense: shareholder                         0        3,038
   Other current assets                             7,238       10,301
                                                  -------      -------
    Total current assets                          619,609      763,397
                                                  -------     --------

Mining Property
   Real estate and property rights
        net of depletion of $524,145              181,171      181,171
   Real estate and mineral property               473,323      473,323
                                                  -------      -------
   Total Mining Property                          654,494      654,494
                                                  -------      -------

Fixed Assets at Cost
   Equipment                                      909,983      898,048
   Buildings                                      159,487      159,487
   Vehicles                                       252,128      252,128
                                               ----------   ----------
  Total fixed assets at cost                    1,321,598    1,309,663
Less accumulated depreciation                  (1,187,673) (1,114,013)
                                               -----------  ----------
   Net fixed assets                               133,925      195,650
                                               ----------   ----------

Other Assets
   Bonds and misc. deposits                        16,185            -
                                                ----------  ----------

   Total Assets                                 $1,424,213  $1,613,541
                                              ==========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
                                                      2002        2001
Current Liabilities
Bank Overdraft                                         $  81    12,430
   Accounts payable & accrued expenses            $  322,307   206,673
   Due to related party                               93,720    36,205
   Notes payable due within one year                 444,646   469,425
                                                    --------   -------
   Total Current Liabilities                         860,754   724,733
                                                    --------   -------

Long Term Liabilities
   Notes payable due after one year                   57,883   103,147
                                                    --------   -------
Total Liabilities                                   918,637    827,880
                                                    --------  --------

Stockholders' Equity
   Capital stock, par value $.03: 30,000,000
   shares authorized:12,749,046 shares
   issued and outstanding as of
   December 31, 2002 and December 31, 2001         424,868     424,868
   Additional paid-in capital                    1,809,876   1,809,876
   (Accumulated deficit)
   Retained earnings                          (1,729,168)  (1,449,083)
                                              -----------   ----------
   Total Stockholders' Equity                    505,576       785,661

Total Liabilities and Stockholders' Equity     $1,424,213   $1,613,541
                                             ============  ============


Original Sixteen to One Mine, Inc.

Statement of Operations

                                                  2002      2001       2000
Revenues:
Gold & jewelry sales                             588,030   716,151   1,219,661
Timber Sales, net                                                      509,998
                                                 --------  -------  ----------
   Total Revenues                                588,030   716,151   1,729,659

Operating expenses:
   Salaries and wages                             320,885    612,957   554,078
   Telephone & utilities                          141,738    120,500    79,056
   Taxes - property & payroll                      52,539     99,072    88,664
   Insurance                                       36,654    163,628   140,897
   Supplies                                        56,737     95,362    74,602
   Small equipment & repairs                       18,095     31,906    21,034
   Drayage                                         18,262     22,061    35,014
   Legal and accounting                            50,706     53,544    44,417
   Depreciation & amortization                     73,660     73,661    75,756
   Other expenses                                  24,196     34,709    26,700
                                                 --------  --------- ---------
   Total operating expenses                      793,472   1,307,400 1,140,218

   Profit (Loss) from operations                (205,442)   (591,249)  589,441

Other Income & (Expense):
Interest Expense and Late Charges               (78,543)   (51,552)   (35,454)
Loss from Write Down
of Development costs (note 12)                  -          (799,144)     -
Other expense                                    (11,513)   (15,586)   (11,641)
Other income                                      16,213      8,239     35,310
                                                ---------   --------   -------
   Total other (expense) income                  (73,843)   (858,043)  (11,785)

   Loss before taxes                            (279,285)  (1,449,292)  577,656

   Income tax benefit (expense)                       800          800      800

Net (loss) income                          $  (280,085)$  (1,450,092)$  576,856
                                              =========  ==========   =========

Basic and diluted loss per share             $    (.02)$    (.11)$         .05
Shares used in the  calculation of net
   loss income per share                     12,744,046  12,744,046  12,744,046
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2002, 2001, 2000


Cash Flows From Operating Activities:
                                                       2002      2001      2000

Net loss                                      $ (280,085)$ (1,450,092)$ 576,856
Operating activities:
   Depreciation and amortization                   73,660     73,661     75,756
   (Increase)Decrease in accounts receivable       12,635    31,531    (29,457)
   Decrease(Increase) in inventory                101,583   (2,111)   (396,102)
   (Increase)Decrease in other current assets       6,101    5,056          886
   (Decrease) increase in accounts payable
          accrued expenses, short term notes      148,370     77,817   (73,457)
   Issuance of common stock in lieu of cash         -          3,750     49,797
   Gain on sale of asset                            -         (3,000)     -
   Write down of development costs/other assets     -        814,044      -
                                                 -------   --------    --------
Net cash (used) provided by operating activities   62,264   (449,344)   204,279

Cash Flows From Investing Activities:
   Purchase of fixed assets                      (11,935)   (66,179)   (89,798)
   Disposition of fixed assets                      -          3,000      5,845
   Other assets bonds misc. deposits             (16,185)      -          -
                                                --------    --------   --------
   Net cash used by investing activities        (28,120)    (63,179)   (83,953)

Cash Flows From Financing Activities
 Bank overdraft increase (decrease)              (12,349)    12,430       -
 Increase (decrease) notes payable               (45,264)   478,865    (83,094)
 Paid in Capital from Shareholders                 -         6,785        -
                                                  -------  --------    --------
 Net cash provided (used) by financing activities (57,613)  498,080    (83,094)
                                                 --------   -------    --------
 Decrease (increase) in cash                      (23,469)  (14,443)     37,232
 Cash, beginning of period                          23,469   37,912         680
                                                 --------   ---------   -------
 Cash, end of period                               $   0 $    23,469 $   37,912
                                                  ========    =======   =======