Form 10KSB
period 2003-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-03-30
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-KSB



                      (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



          For the fiscal year ended December 31, 2003
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

                        Yes:                         No: x



As of December 31, 2003, 12,867,250 shares of Common Stock, par value $.03 per share, were issued and outstanding.


                                       PART I

GENERAL NOTE

In accordance with directive from the Securities and Exchange Commission
(SEC) and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

ITEM 1:  BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) mines gold on properties it owns in fee simple or on which it has claims, in the Alleghany Mining District, about 65 miles northeast of the intersection of I-80 and California State
Route 49.

The primary operation is the Sixteen to One mine from which more than 1,109,344 troy ounces of gold have been retrieved since the mine commenced operation in 1896. The Company began doing business in its present form in 1911 and has operated continuously since. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Current activities are focused on the 1,100 foot level. Crews of miners average about five linear feet of progress per day. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards.

Operations are characterized by significant amounts of preparation, tunneling, underground property maintenance and upgrading, all of which are necessary to permit access to and extraction of the gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during these periods, little gold is mined. At other times, miners are primarily searching for gold. Accordingly, business is subjected to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or underground development and the other as a function of gold production. The operation resembles the classical "boom or bust" cycles regardless of outside influences.

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

Advancement in metal detection technology has steadily progressed over the past ten years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed ; however, the hardware used in advanced gold detection has improved significantly during the past twelve months. Also the same physics principles are used in governmental programs for Directed Energy Weapons, which may stimulate research and development.

For accounting purposes gold revenues are accrued when the metal has been recovered. For tax purposes revenues are not recognized until the gold is sold. Rare high-grade gold and quartz is sold at a premium to museums, collectors and jewelry manufacturers. This market has become a significant financial factor since its beginning in 1993. Demand for the Sixteen to One gemstone is currently greater than the amount mined.

The Company lacks sufficient funds to implement major construction projects to significantly increase production of gold. Sinking of a new shaft in the center of the mine is one project. The company has announced its plans to raise working capital for this project. No extraordinary working capital requirements exist to maintain the current level of operation. Nor is there a dependency on any particular customer, as gold bullion has multiple markets. Business generally reflects the efficiency and timeliness in which gold is located rather than the international spot bullion price. The development and testing of advanced metal detection will likely increase the production of gold.

Supplies and equipment used for underground exploration are commonly available. Labor requirements are available. The Company believes that within the Sixteen to One mine substantial numbers of attractive exploration opportunities are accessible.

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

The Company is a California corporation formed October 11, 1911. On December 31, 2003, it had two full-time employees plus one permanent part-time employee and five contract miners working underground. The Company's executive office is located at 527 Miners Street, Alleghany, California
95910. The Company's phone number is (530) 287-3223. The Internet address is: www.origsix.com.

Risk Factors

(a) Price of Gold

The price of gold has increased significantly from the low of $254 in 1999. Any significant drop in the price of gold may have a materially adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by increasing production or jewelry sales.

 (b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence arises. Caution is recommended in using the doctrines of reserves as an economic tool for valuing the Sixteen to One mine. While (i) the Company has recovered over one million ounces of gold and (ii) management believes that substantial additional virgin veins exists in the Sixteen to One mine, the Company has no ability to measure or prove its belief that a greater amount of gold remains in the approximately eighty percent (80%) of its unmined vein system.

(c) Governmental Regulation

The financial statements for the years 2002 and 2003 have not been audited by a Securities Exchange Commission (SEC) accounting firm due to the existence of an unpaid bill. Therefore, the Company is not in compliance with SEC regulations.

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

(d) Liquidity

Gold inventory at December 31, 2003, was $620,778, primarily as specimens or gold held for jewelry. While history of actual cash sales supports inventory exceeding the spot price, no such increases are used to compute the inventory. The difference in the recorded value and the actual cash value is a significant factor in determining asset value but cannot be included on the balance sheet due to accounting rules. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory.

(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site. Exposure is limited. The price of stock may not accurately reflect its fair market value because of the limited market place. The company maintains no program to support or promote its stock and is unlikely to conduct a program until a public market place is secured.

ITEM 2:  PROPERTIES

Properties

The Sixteen to One mine was incorporated into Original Sixteen to One Mine, Inc. in 1911. Properties acquired prior to 1925 are carried on the Company's books at their original purchase price and are fully amortized through depletion. The Company acquired additional mining properties for $405,517. No depletion has been applied to those properties.

In 1991, the Company purchased leasehold interests and a mill permitted for 200 tons per day, which it upgraded in 1996. The mine is accessed by a road owned and maintained by the Company. The mouth of the mine is approximately one-half mile from a county road.

The Alleghany properties consist of 25 patented claims (452 acres) and an additional 69 unpatented claims and 160 acres of mineral rights on patented claims. In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (540 acres) 22 unpatented claims (440 acres). The following table sets forth further information with respect to the Company's mining claims.


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


ITEM 3:  LEGAL PROCEEDINGS

1. Petition in United States Court of appeals for the Ninth Circuit, filed March 23, 2004 contesting MSHA's interpretation of its standard. Docket Number 04-71301.
2. Plaintiff in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004. Case No. 6293, Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage)

                                          PART II

ITEM 4:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS
Market Information

There is no current public market place for the Company's common stock. 2002 and 2003 market data is based upon activity on the OAU X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2003  $ .90   $  .85  $  .83  $  .38  $  .70  $  .50  $   .60  $  .60
    2002    .86      .22     .86     .60     .32     .20      .55     .20
    2001    .234    .167    .400    .250    .300    .267     .400    .150
    2000    .333    .187    .354    .210    .397    .210     .333    .127
    1999    .357    .230    .417    .167    .354    .230     .354    .210
    1998    .730    .544    .687    .520    .687    .294     .417    .294
    1997   1.294   1.084   1.417    .960   1.334    .960    1.000    .627
    1996   1.544   1.250   1.584   1.437   1.520   1.377    1.334   1.250
    1995   1.314   1.084   1.250    .877   1.750   1.044    1.627   1.250
    1994   2.500   1.584   2.084   1.834   1.917   1.417    1.250   1.127

Note: The Company offered a 3 for 1 stock split in 2001. Accordingly, share and per share data has been restated for all periods presented to give effect to the split.


Shareholders:  As of December 31, 2003 there were 1,292 holders of common stock.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management believes that the assets of the Company are understated. For example, in 2001, the Company incurred a loss of approximately $800,000 in the writing down of development costs of the 2283 Winze. The development costs were capitalized based on gold production. Due to more favorable locations for short-term gold production the Company made changes in its plan of operation. While the immediate future holds no promise for operation in this area of the mine, the development still proves to be a valuable asset to the infrastructure of the property.

No value is recorded on the balance sheet for timber. The company owns 1,000 acres of timberland. No value is recorded on the balance sheet for the Company owned water rights. Reduced value is recorded on the balance sheet for buildings equipment and land. No value is recorded on the balance sheet for marketable aggregate and decorative stone currently stock piled on the property. No value is recorded on the balance sheet for goodwill. Fixed assets are recorded at cost less depreciation.

Comparisons of 2003 with 2002

Long term Liabilities decreased by $30,286 (52%) as a result of regular loan payments and the transfer of a significant portion to "Current Liabilities" as the Notes near maturity.

Other changes in the comparisons between 2003 and 2002 on the balance sheet are deemed insignificant and immaterial.

Statement of Operations

(a) Comparison of 2003 with 2002

Revenues decreased by $185,633 (32%) as a result of a downsized operation and the resulting decrease in mine production. It should be noted that consistent with accounting practices established by our auditors in previous years, inventory valuation adjustments resulting from the fluctuation of the price of gold are either added (gold price increases) or subtracted (gold price decreases) to revenues.

Salaries and Wages decreased by $220,370 (73%) while contract labor increased $33,565 (169%). This is due to the involvement of accredited miners becoming independent contractors as participants in a lease with the Company.

Insurance decreased by $30,035 (82%) due to a decrease in worker's compensation insurance premiums as well as a decrease in coverage.

Operating Expenses as a whole decreased by $378,363 (48%) as a direct result of a downsized operation.

The basic and diluted loss per share for 2003 totaled (.006) compared with a loss of (.02) per share in 2002.

Comparisons of 2002 with 2001

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

SUBSEQUENT EVENTS

 None

ITEM 6:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.


PART III

ITEM 7:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 26, 2004. All of the officers of the Company serve at the pleasure of the board of directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    61  President
                          & Director       1983              1977

Scott K. Robertson    47  Treasurer
                          & Director       1999              1999
Hugh Daniel O'Neill   61  Director         N/A               2002

Rae Bell Arbogast     38  Secretary        2002              N/A

Michael M. Miller-Director, President and CEO

As President and Chief Executive Officer, Mr. Miller is responsible for the day to day operations of the Company. In 1975, Mr. Miller became the sole proprietor of Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). In 1991 he served as a member of the Sierra County Planning Commission (Chairman in 1992, 1993, 1999 and 2000) until 2001. Mr. Miller is licensed as a California Class A general engineering contractor. He
is a member of the American Institute of Mining Engineers.   In 1965, Mr.
Miller received a B.A. from the University of California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.

Scott K. Robertson- Treasurer ~ Director

Scott K. Robertson has been active in the Company since 1984 as an outside accountant. In 1992, Mr. Robertson co-founded the CPA and business development firm Robertson & Woodford, LLP, located in Grass Valley, California. He is currently active as the director and owner of several companies

Mr. Robertson is also a past president of the Economic Resource Council, Rotary Club of Grass Valley and Nevada County Business Association, all located in Nevada County, California. He was an instructor at Sierra College for twelve years.

Mr. Robertson received his bachelor's degree in Business Economics in 1981 from the University of California at Santa Barbara, and his CPA certificate in 1986

Hugh Daniel O'Neill III ~ Director

Mr. O'Neill was born April 21, 1942 at a naval base in Virginia. He was raised in seventeen states over a fourteen-year period, settling in Nevada City, California. He attended the University of San Francisco, where he created Odd Bodkins in 1961. The San Francisco Chronicle syndicated Odd Bodkins in 1963 making Mr. O'Neill the youngest cartoonist ever hired by a national syndicate It was published in 350 newspapers. At its peak its readership was 50 million daily. Dan is an historian, an accomplished journalist and a former war Correspondent.

Rae Bell Arbogast ~ Secretary
Rae Bell has worked for the Sixteen to One Mine since 1996. Hired as an Office Assistant, her responsibilities have grown steadily. In 1998 she completed an Accounting Course from the University of Nevada at Reno and several computer courses. She is an Administrative Assistant for the company and serves as the Corporate Secretary.

Ms. Arbogast is Chairman of the Board for Alleghany Volunteer Fire
Department, a Director of the Alleghany County Water District, and Executive Director of Underground Gold Miners Museum. She is a volunteer
Emergency Medical Technician with the Fire Department. She was born in
Southern California and moved to the Alleghany area with her family in 1975. Her father worked as a miner at the Ruby and Carson Mines. Prior to employment with the Company she was self-employed.


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

In April 1996, the Board of Directors adopted, subject to shareholders approval the Company's Stock Incentive Plan for employees and directors Shareholders approved the plan on June 22, 1996.


Management Remuneration for the Period Ended December 31, 2003

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2003  $ Deferred     0         0             0
President & CEO  2002  $ Deferred     0         0             0
                 2001  $ 63,462       0         0             0


The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        450,000 shares       $ .230 per share
     Issued June 30, 1998        150,000 shares       $ .710 per share

Note:  No options were granted in the years 2003 or 2002.
These options vest ratably over a five-year period beginning one year from the date of grant.

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


ITEM 9:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common     M. Blair Hull              1,989,507            15.5%
           Hull Trading Co.
           401 So. LaSalle, Suite. 505
           Chicago, IL  60605

Common     Kathy N. Hull              1,490,250             12%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller          1,093,597              8%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Scott K. Robertson           132,442              1%
           Officer and Director
           12391 Deer Park Drive
           Nevada City, CA  95945

Common     Hugh Daniel O'Neill             7,639             .06%
           Director
           227 Prospect St.
           Sebastopol, CA  95959

Common     Rae Bell Arbogast               13,158            .1%
           Secretary
           P.O. Box 909
           Alleghany, CA 95910

Common     All Officers & Directors     4,726,573             37%
                (as a group)

PART IV

ITEM 10:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2003 and December 31, 2002, the results of operations and cash flows for the twelve-month periods ended December 30, 2003, 2002 and 2001. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
March, 2004

Balance Sheet

                                       December 31, 2003 and December 31, 2002

ASSETS
                                                        2003        2002
Current Assets
  Cash                                            $      40     $      0
   Accounts receivable                                3,204        7,321
   Inventory                                        620,778      605,050
   Other current assets                               5,775        7,238
                                                    -------      -------
    Total current assets                            629,797      619,609
                                                    -------      -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                181,091      181,171
   Real estate and mineral property                 473,403      473,323
                                                    -------      -------
   Total Mining Property                            654,494      654,494
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        909,983      909,983
   Buildings                                        159,487      159,487
   Vehicles                                         252,128      252,128
                                                  ---------    ---------
  Total fixed assets a cost                       1,321,598    1,321,598
                                                  ---------    ---------
Less accumulated depreciation                   (1,211,496)  (1,187,673)
                                                -----------  -----------
   Net fixed assets                                 110,102      133,925
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                        16,185         16,185
                                                ---------        -------

   Total Assets                                 $1,410,578    $1,424,213
                                                ==========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2003       2002
Current Liabilities
Bank Overdraft                                           $  0        81
   Accounts payable & accrued expenses             $  352,797   322,307
   Due to related party                               101,397    93,720
   Notes payable due within one year                  434,013   444,646
                                                     --------   -------
   Total Current Liabilities                          888,207   860,754
                                                     --------   -------

Long Term Liabilities
   Notes payable due after one year                    27,597    57,883
                                                     --------   -------
Total Liabilities                                     915,804   918,637
                                                     --------   -------

Stockholders' Equity
   Capital stock, par value $.03 : 30,000,000
   shares authorized:12,867,250 shares
   issued and outstanding as of
   December 31, 2003 and 12,744,046
   as of December 31, 2002                         428,869       424,868
   Additional paid-in capital                    1,875,888     1,809,876
   (Accumulated deficit)
   Retained earnings                           (1,809,983)   (1,729,168)
                                              ------------   -----------
   Total Stockholders' Equity                      494,774       505,576
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $1,410,578   $1,424,213
                                              ============  ============


Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2003      2002       2001
Revenues:
Gold & jewelry sales                            329,743    455,506     646,839
Inventory Valuation adjustment                   71,351    131,221      69,312
                                                 ------    -------     -------
   Total Revenues                               401,094    586,727     716,151

Operating expenses:
   Salaries and wages                              80,193    300,563   599,257
   Contract Labor                                  53,387    19,822     13,700
   Telephone & utilities                          123,834    141,738   120,500
   Taxes - property & payroll                      35,418     52,539    99,072
   Insurance                                        6,619     36,654   163,628
   Supplies                                        15,456     56,737    95,362
   Small equipment & repairs                       19,114     18,095    31,906
   Drayage                                         21,510     18,262    22,061
   Legal and accounting                             8,900     50,706    53,544
   Depreciation & amortization                     23,823     73,660    73,661
                                                  -------     ------   -------
   Other expenses                                  26,855     24,696    34,709

   Total operating expenses                       415,109   793,472  1,307,400

   Profit (Loss) from operations                 (14,015)  (205,442) (591,249)

Other Income & (Expense):
Interest Expense and Late Charges                (67,928)   (78,543)  (51,552)
Loss from Write Down
of Development costs (note 12)                     -         -       (799,144)
Other expense                                    (2,528)    (11,513)  (15,586)
Other income                                      4,456       16,213     8,239
                                               ---------   --------  ---------
   Total other (expense) income                 (66,000)   (73,843)  (858,043)

   Loss before taxes                           (80,015)  (279,285) (1,449,292)

   Income tax expense                                800          800      800

Net (loss) income                          $  (80,815)$  (280,085)$ (1,450,092)
                                              =========  ==========   =========

Basic and diluted loss per share             $    (.006)$     (.02)$      (.11)
Shares used in the  calculation of net
   loss income per share                     12,867,250  12,744,046  12,744,046
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2003, 2002, 2001


Cash Flows From Operating Activities:
                                                       2003      2002      2001

Net loss                                     $ (80,815)$ (280,085)$ (1,450,092)
Operating activities:
   Depreciation and amortization                    23,823    73,660     73,661
   Decrease(Increase) in accounts receivable         4,117    12,635     31,531
   Decrease(Increase) in inventory                (15,728)   101,583    (2,111)
   Decrease (Increase) in other current assets       1,463     6,101      5,056
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes           27,534   148,370     77,817
   Gain on sale of asset                            -           -       (3,000)
   Write down of development costs/other assets      -           -      814,044
                                                   --------  -------  ---------
Net cash (used) provided by operating activities   (39,606)   62,264  (453,094)

Cash Flows From Investing Activities:
   Purchase of fixed assets                         -       (11,935)   (66,179)
   Disposition of fixed assets                      -          -          3,000
   Other assets Bonds Misc. deposits                        (16,185)
                                                  ---------  --------  --------
   Net cash (used) provided by investing activities  -      (28,120)   (63,179)

Cash Flows From Financing Activities
 Bank overdraft increase (decrease)                    (81) (12,349)     12,430
 Increase (decrease) notes payable                 (30,286) (45,264)    478,865
 Proceeds from sale of common stock                   4,001      -        3,750
 Paid in Capital from Shareholders                   66,012      -        6,785
                                                   -------- --------   --------
 Net cash provided (used) by financing activities    39,646 (57,613)    501,830

 Decrease (increase) in cash                             40 (23,469)   (14,443)
 Cash, beginning of period                               0    23,469     37,912
                                                    ------   -------   --------
 Cash, end of period                                 $  40 $       0 $   23,469
                                                  ========    =======  ========