Form 10KSB/A
period 2003-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-05-26
CIK 74925

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

Amended filing to correct number of shares owned by beneficial owners.

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


ITEM 9:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common     M. Blair Hull              1,989,507            15.5%
           Hull Trading Co.
           401 So. LaSalle, Suite. 505
           Chicago, IL  60605

Common     Kathy N. Hull              1,490,250             12%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller          1,030,597              8%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Scott K. Robertson           132,442              1%
           Officer and Director
           12391 Deer Park Drive
           Nevada City, CA  95945

Common     Hugh Daniel O'Neill             7,639             .06%
           Director
           227 Prospect St.
           Sebastopol, CA  95959

Common     Rae Bell Arbogast               13,158            .1%
           Secretary
           P.O. Box 909
           Alleghany, CA 95910

Common     All Officers & Directors     4,663,593             36%
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