Form 10QSB
period 2004-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-06-07
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2004       Commission File No. 001-10156



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

                        Yes:                        No: x



As of March 31, 2004, 12,867,250 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2004 and December 31, 2003

                                    March 31, 2004       December 31, 2003
ASSETS

Current Assets
   Cash                                  $   40,795             $       40
   Accounts receivable                       14,664                  3,204
   Inventory                                609,725                620,778
   Other current assets                       4,650                  5,775
                                         ----------             ----------
     Total current assets                   669,834                629,797
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,091                181,091
   Real estate and mineral property         473,403                473,403
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                947,648                909,983
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,359,263              1,321,598
Less accumulated depreciation            (1,219,464)            (1,211,496)
                                         ----------             ----------
     Net fixed assets                       139,799                110,102
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,480,312             $1,410,578
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  378,017                352,797
Due to related party                         72,163                101,397
Notes payable due within one year           433,746                434,013
                                         ----------             ----------
     Total Current Liabilities              883,926                888,207
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          19,695                 27,597
                                         ----------             ----------
     Total Liabilities                      903,621                915,804
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,867,250 shares issued and
     outstanding as of March 31, 2004 and
     December 31, 2003                      428,869                428,869
   Additional paid-in capital             1,875,888              1,875,888
   (Accumulated deficit)
      retained earnings                  (1,728,066)           (1,809,983)
                                         ----------             ----------
     Total Stockholders' Equity             576,691                494,774
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,480,312             $1,410,578
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings


                             Three Months Ending March 31,
                                      2004            2003
                                    ------          ------
Revenues:
  Gold & jewelry sales           $   246,285   $   140,187
  Inventory valuation adjustment
  for the price of gold              (1,107)      (18,173)
                                 -----------   -----------
     Total revenues                  245,178       122,014
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  32,197        17,342
  Contract Labor                      28,227        34,414
  Telephone & utilities               31,601        31,216
  Taxes - property & payroll           8,650        8,256
  Insurance                            1,925         1,655
  Supplies                            10,766         6,707
  Small equipment & repairs            3,658         1,633
  Drayage                              3,581           978
  Corporate expenses                   2,600         4,102
  Legal and accounting                10,378         3,059
  Depreciation & amortization          7,968         5,956
  Other expenses                      17,278         3,239
                                   ----------   ----------
  Total operating expenses           158,829       118,557
                                 ----------    ----------
  Profit (Loss) from operations       86,349         3,457

Other Income & (Expense):
  Other income (expense)             (4,432)      (16,754)
                                 ----------    -----------
Loss before taxes                     81,917     (13,297)
                                 ----------    -----------
Net loss                      $       81,917 $    (13,297)
                               ============    ===========

Basic and diluted (loss)
   gain per share            $          .006  $      (.001)
                                 ============    ============
Shares used in the
   calculation of net
   loss income per share           12,867,250    12,744,046
                                 ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2004  and March 31, 2003

                                              Three Months Ended March 31,
                                               2003                   2002
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                       $         81,917         $    (13,297)
  operating activities:
     Depreciation and amortization                 7,968                 5,956
     (Increase)Decrease in
        accounts receivable                     (11,460)               (5,014)
     Decrease(Increase) in inventory              11,053                25,692
     (Increase)Decrease in other
       current assets                              1,125                   728
     (Decrease) increase in accounts payable
       and accrued expenses                       25,220                 2,867
    (Decrease) increase in short term notes     (29,501)               (2,438)

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                         86,322                14,494
                                            ------------            -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                      (37,665)                -
  Other assets bonds misc. deposits                                    -
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                        (37,665)              -
                                            -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) Bank overdraft                -                     (81)
  Increase (decrease) notes payable              (7,902)               (6,981)
  Proceeds from sale of common stock               -                       -
  Additional paid-in capital                       -
                                               ------------       ------------
  Net cash provided (used) by
    financing activities                         (7,902)               (7,062)
                                               ------------        ------------

  Decrease (increase) in cash                      40,755               7,432

Cash, beginning of period                              40                  -
                                                ------------         ----------
Cash, end of period                            $    40,795        $      7,432
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     14,922          $     14,990
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2004 and December 31, 2003,the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

 Since the Sixteen to One Mine is well known for over one hundred years as a unique gold deposit, predicting gold production is more speculative than provable. Independent crews have access to company maps and records which allow them to select and explore for gold in areas favorable for short term goals. Liberating the flooded levels of the mine remains a goal. Difficulties continue due primarily to a lack of investment capital adequate to improve the efficiency of pumping. An improved system has significantly reduced dewatering costs. Due to the very nature of deep vein mining no estimates are offered regarding the date of accessing the 2400 foot level. The Company has announced its plans to construct a new shaft in the central area of its property. Construction is dependent on available capital for the expansion. New mine production was disappointing. Gold inventory at December 31, 2003 ($620,778) decreased $11,053 to $609,725 on March 31, 2004. Demand for the Company's primary product, gold laced quartz, remains higher than available supply.
While the daily price of gold bullion impacts revenue, gold laced quartz is sold for many times its crush or spot bullion price.

BALANCE SHEET COMPARISONS

Assets increased by $69,734 during the three month period which primarily represents the increase in cash of $40,755 in addition to equipment purchased.
  Liabilities decreased by $12,183 as the Company continued to pay down its loans.

STATEMENT OF OPERATIONS

Revenues for the three-month period increased by $123,164 (101%) compared with the same period for 2003 mainly as a result of mill sulfides which were processed to extract the gold. Gross revenue from the sulfides was $102,714. These sulfides were never booked as gold inventory due to the difficulty in determining their exact gold content.

Changes in the Company's operating expenses are reflected as follows:

1. Salaries and wages increased by $14,855 (85%) primarily due to wages of $5,000 per month being booked to wage expense and wage liability for Michael Miller as approved by the Board of Directors. Miller waved his salary for 2003.

2. Drayage increased by $2,603 (266%) for the three-month period ended March 31, 2004, compared with the same period for 2003, due primarily to vehicle repairs that were required.

3. Legal and accounting reflects an increase of $7,319 (42%) for the three-month period ended March 31, 2004, compared with the same period ended March 31 2003. This increase is mainly the result of a Petition filed in United States Court of appeals for the Ninth Circuit, March 23, 2004 contesting MSHA's interpretation of its standard. Docket Number 04-71301, as well as Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage) filed in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004. Case No. 6293. Both cases are ongoing.

4. Other expenses increased by $14,039 (89%) primarily due to an increase in advertising and promotion as the company stepped up its effort to find investors.

5. For the three-month period ended March 31, 2004, the Company recorded a profit of $81,917 (before taxes) compared to a loss of $13,298 (before taxes) for the same period in 2003. The $95,211 (716%) difference is attributed primarily to revenue from mill concentrates as noted above.

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

PART II

LEGAL PROCEEDINGS

1.Petition in United States Court of appeals for the Ninth Circuit, filed March
 23, 2004 contesting MSHA's interpretation of its standard. Docket Number 04-71301.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)

/s/Michael M. Miller
President and Director
Dated:  June 3, 2004