Form 10QSB
period 2004-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2004-10-28
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended Sept. 30, 2004       Commission File No. 001-10156



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

                        Yes: x                       No:



As of September 30, 2004, 12,867,250 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                     September 30, 2004 and December 31, 2003

                                    September 30, 2004       December 31, 2003
ASSETS

Current Assets
   Cash                                  $    3,779             $       40
   Accounts receivable                        3,390                  3,204
   Inventory                              1,091,957                620,778
   Other current assets                       2,349                  5,775
                                         ----------             ----------
     Total current assets                 1,101,475                629,797
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,091                181,091
   Real estate and mineral property         473,403                473,403
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                953,515                909,983
   Buildings                                159,487                159,487
   Vehicles                                 252,128                252,128
                                         ----------             ----------
                                          1,365,130              1,321,598
Less accumulated depreciation            (1,235,400)            (1,211,496)
                                         ----------             ----------
     Net fixed assets                       129,730                110,102
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,901,884             $1,410,578
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  326,894                352,797
Due to related party                        177,939                101,397
Notes payable due within one year           417,682                434,013
                                         ----------             ----------
     Total Current Liabilities              922,515                888,207
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          17,851                 27,597
                                         ----------             ----------
     Total Liabilities                      940,366                915,804
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,867,250 shares issued and
     outstanding as of March 31, 2004 and
     December 31, 2003                      428,869                428,869
   Additional paid-in capital             1,875,888              1,875,888
   (Accumulated deficit)
      retained earnings                  (1,343,239)           (1,809,983)
                                         ----------             ----------
     Total Stockholders' Equity             961,518                494,774
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,901,884             $1,410,578
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                 Three Months Ending Sept. 30,    Nine Months Ending Sept.  30,
                             2004            2003           2004           2003
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $   832,642 $     64,022   $     1,190,600   $  293,652
  Inventory Valuation
(decrease) or increase        5,194      (51,658)           44,234       40,084
                        -----------   -----------         --------     --------
     Total revenues         837,836        12,364        1,234,834      333,736
                         -----------   -----------       --------      --------
Operating expenses:
  Salaries and wages         35,890        19,175        103,635        59,721
  Contract Labor            229,086         6,111        267,933        49,169
  Telephone & utilities      21,222        28,593         78,846       100,452
  Taxes - property & payroll  8,681         8,309         26,633        25,647
  Insurance                   1,925         1,655          5,775         4,964
  Supplies                   24,001         2,262         42,700        13,357
  Small equipment & repairs  12,157         5,512         24,677         9,920
  Drayage                     7,750         6,998         17,184        12,848
  Corporate expenses          2,235         3,285          8,200        13,065
  Legal and accounting        4,502         1,042          9,421         2,851
  Compliance/Safety           4,247         1,969         10,481         4,683
  Depreciation & amortization 7,968         5,956         23,904        17,867
  Other expenses               3,131        2,322         27,198         8,371
                           ----------   ----------        -------       -------
  Total operating expenses   362,795       93,189         646,587      322,915
                          ----------    ----------       --------      --------
Profit (Loss) from operations 475,041      (80,825)        588,247       10,821

Other Income & (Expense):
  Other income (expense)   (14,851)       87,111       (121,503)      (47,815)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes  460,190        6,286         466,744      (36,994)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)    -                            -          (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $     460,190 $       6,286 $    466,739    $   (37,794)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earning per share     $      .04  $       .0004 $        .036  $     (.029)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share  12,867,250    12,744,046       12,867,250   12,744,046
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30,2004 and Sept. 30, 2003

                                             Nine Months Ended Sept. 30,
                                               2004                   2003
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                            $   466,744         $    (37,794)
  Operating activities:
     Depreciation and amortization                23,904                17,867
     (Increase)Decrease in
        accounts receivable                         (186)                7,118
     Decrease(Increase) in inventory            (471,179)             (14,876)
     (Increase)Decrease in other
       current assets                              3,426                 1,335
     (Decrease) increase in accounts payable
       and accrued expenses                     (25,903)                33,412
    (Decrease) increase in short term notes       60,211                15,856

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                        57,017                 22,918
                                           ------------            -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                     (43,532)                  -
  Other assets bonds misc. deposits                                      -
                                             -------------         -----------

  Net cash used by
    investing activities                        (43,532)                   -
                                             -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) Bank overdraft                                      (81)
  Increase (decrease) notes payable               (9,746)             (22,476)
  Proceeds from sale of common stock               -
  Additional paid-in capital
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                          (9,746)             (22,557)
                                               ------------       ------------

  (Decrease) increase in cash                       3,739                 361

Cash, beginning of period                              40                   0
                                                ------------        ----------
Cash, end of period                           $     3,779        $        361
                                               ============       ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     48,362         $     46,473
                                             ============         ============
    Income taxes                             $                    $        800
                                             ============         ============

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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2004 and December 31, 2003,the results of operations and cash flows for the three-month & nine-month periods ended Sept. 30, 2004 and 2003. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Since the Sixteen to One Mine is well known for over one hundred years as a unique gold deposit, predicting gold production is more speculative than provable. Independent crews have access to company maps and records which allow them to select and explore for gold in areas favorable for short term goals. Liberating the flooded levels of the mine remains a goal. An improved system has significantly reduced dewatering costs; however, due to the very nature of deep vein mining no estimates are offered regarding the date of accessing the 2400 foot level difficulties continue due primarily to a lack of investment capital adequate to improve the efficiency of pumping. The Company has announced its plans to construct a new shaft in the central area of its property. Construction is dependent on available capital for the expansion. For the nine-month period ended September 30, 2004, mine production was encouraging. Gold inventory at December 31, 2003 ($620,778) increased by $471,179 to $1,101,475 at September 30, 2004. Demand for the Company's primary product, gold laced quartz, still remains higher than available supply. While the daily price of gold bullion impacts revenue, gold laced quartz is sold for many times its crush or spot bullion price.

BALANCE SHEET COMPARISONS

For the nine month period ended September 30, 2004, current assets increased $471,678 (74%) due to an increase in inventory as a direct result of a pocket of gold mined in July.

Notes due related parties increased by $76,542 (75%) due to production bonus still owed to the contract miners at quarter end. Long term notes decreased by $9,746 (35%)as the company continued to pay down its loans.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended September 30, 2004, increased by $825,472 (667.6%) compared to the same period in 2003, primarily due to the discovery of a pocket of gold on July 15, 2004.

Revenues for the nine-month period ended September 30, 2004, increased by $901, 098 (270%) compared with the same period for 2003, as a result of the pocket of gold mentioned above.

Changes in the Company's operating expenses are reflected as follows:

1. For the three and nine month periods ended Sept. 30, 2004, salaries and wages increased by $16,715 (87%) and $43,914 (73%) respectively compared to the same periods in 2003 primarily due to wages of $5,000 per month being booked to wage expense and wage liability for Michael Miller as approved by the Board of Directors. Miller waived his salary for 2003.

2. For the three and nine month periods ended Sept. 30, 2004, contract labor increased by $222,975 (3,648%) and $218,764 (444%) respectively due to a production bonus of $185,563 being booked to this account as well as an increase in the number of contract miners during the quarter.

3. For the three and nine month periods ended Sept. 30, 2004, supplies expense increased by $21,739 (961%) and $29,343 (219%) respectively as much needed supplies were purchased and restocked.

4. For the three and nine month periods ended Sept. 30, 2004, small equipment and repairs increased $6,645 (120%) and $14,757 (148%) respectively compared to the same period in 2003 due to required equipment repairs and purchases being made.

5. Notice regarding a change in account consolidation: legal and accounting expense previously included compliance and safety expenses. This practice dates back to at least 1998. In the interest of representing more clearly company expenses, it has been decided to break out safety and compliance as a separate line item.

For the three and nine month periods ended Sept. 30, 2004, legal and accounting reflects an increase of $3,460 (332%) and $6,570 (224%) respectively compared with the same periods ended Sept. 30 2003. The increase is mainly the result of a Petition filed in United States Court of appeals for the Ninth Circuit, March 23, 2004 contesting MSHA's interpretation of its standard.
Docket Number 04-71301, as well as Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage) filed in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004. Case No. 6293. Both cases are ongoing.

6. (see notice item 5 above) Compliance and Safety expense reflects increases of $2,278 (115%) $5,798 (123%) for the three month and nine month periods ended Sept. 30, 2004 compared to the same periods in 2003. This is due to an increase in fees imposed by regulatory agencies.

7.  Other expenses increased by $809 (3%)for the three months ended
Sept. 30, 2004, and $18,827 (224%) for the nine months ended Sept. 30, 2004, compared to the same periods in 2003, primarily due to an increase in advertising and promotion as the company stepped up its effort to find investors, as well as repairs done on one of the companies rental properties.

8. For the three-month period ended Sept. 30, 2004, the Company recorded a profit of $460,190 compared to $6,286 for same period in 2003. For the nine month period ended Sept. 30,2004, the company recorded a profit of $466,739 compared to a loss of $37,94 for the same period in 2003. The $453,904 (7,220%) increase for the three month period and the $504,533 (1,334%) increase for the nine month period is due to the discovery of a pocket of gold on July 15, 2004.

SUBSEQUENT EVENTS

None

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time the Original Sixteen to One Mine, Inc. (the Company), will make written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

- Fluctuations in the market prices of gold
- General domestic and international economic and political conditions
- Unexpected geological conditions or rock stability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
- Difficulties associated with managing complex operations in remote areas
- Unanticipated milling and other processing problems
- The speculative nature of mineral exploration
- Environmental risks
- Changes in laws and government regulations, including those relating to taxes and the environment
- The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
- Fluctuations in interest rates and other adverse financial market conditions
- Other unanticipated difficulties in obtaining necessary financing with specifications or expectations
- Labor relations
- Accidents
- Unusual weather or operating conditions
- Force majeure events
- Other risk factors described from time to time in the Original Sixteen to One Mine, Inc., filings with the Securities and Exchange Commission

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

/s/Michael M. Miller
President and Director
Dated:  October 28, 2004