Form 10-K
period 2004-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2005-03-07
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-KSB/A



                      (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



          For the fiscal year ended December 31, 2004
                Commission File No. 001-10156



                          ORIGINAL SIXTEEN TO ONE MINE, INC.
                (Exact name of registrant as specified in its charter)



                   CALIFORNIA                            94-0735390
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporated or organization)

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

                        Yes: x                       No: .



As of December 31, 2004, 12,867,250 shares of Common Stock, par value $.03 per share, were issued and outstanding.

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

The primary operation is the Sixteen to One mine from which more than 1,111,069 troy ounces of gold have been retrieved since the mine commenced operation in 1896. The Company began doing business in its present form in 1911 and has operated continuously since. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Current activities are focused on the 1,100 foot level. Crews of miners average about five linear feet of progress per day. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards.

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

Advancement in metal detection technology has steadily progressed over the past ten years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed; however, the hardware used in advanced gold detection has continued to improve. Also the same physics principles are used in governmental programs for Directed Energy Weapons, which may stimulate research and development.

For accounting purposes gold revenues are accrued when the metal has been recovered. For tax purposes revenues are not recognized until the gold is sold. Rare highgrade gold and quartz is sold at a premium to museums, collectors and jewelry manufacturers. This market has become a significant financial factor since its beginning in 1993. Demand for the Sixteen to One gemstone is currently greater than the amount mined.

The Company lacks sufficient funds to implement major construction projects to significantly increase production of gold. Sinking of a new shaft in the center of the mine is one project. The company has plans to raise working capital for this project. No extraordinary working capital requirements exist to maintain the current level of operation. Nor is there a dependency on any particular customer, as gold bullion has multiple markets. Business generally reflects the efficiency and timeliness in which gold is located rather than the international spot bullion price. Future development and testing of advanced metal detection will likely increase the production of gold.

Supplies and equipment used for underground exploration are commonly available. Labor requirements are available. The Company believes that within the Sixteen to One mine substantial numbers of attractive exploration opportunities are accessible.

In 1994, following a long-standing practice of acquiring inactive productive mines, the Company purchased the Brown Bear mine in Trinity County, located outside Lewiston, California. The property, 540 timbered and patented acres and twenty-two unpatented claims, has yielded 500,000 troy ounces of gold. The mine is underground, yet no excavation exists below the tunnel entrance (adit level). During the 1980's the property was extensively core drilled by Santa Fe Mineral. These results indicate that within the Brown Bear mine attractive exploration opportunities exist. When funding is available, one specific target has been selected for exploration and development. In 1999, the Company acquired the Plumbago mine in the Alleghany Mining District, which is located approximately two miles southeast of the Sixteen to One mine. The property includes a twenty acre patented claim, mineral rights to eight patented claims and sixteen unpatented claims. The property has a history of rich gold production. The Company will pursue the potential within this property when funding becomes available for exploration and development.

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

The Company is a California corporation formed October 11, 1911. On December 31, 2004, it had three full-time employees plus one permanent part-time employee and ten contract miners working underground. The Company's executive office is located at 527 Miners Street, Alleghany, California
95910. The Company's phone number is (530) 287-3223. The Internet address is: www.origsix.com.

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

(c) Governmental Regulation

The financial statements for the years 2003 and 2004 have not been audited by a Securities Exchange Commission (SEC) accounting firm due to the existence of an unpaid bill. Therefore, the Company is not in compliance with SEC regulations.

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

The Company is in compliance with all known safety and environmental standards and regulations. There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect. The company is emerging from six years of extreme and questionable executions of laws and regulations by state and federal government agencies and others. If these practices were allowed to continue unabated, they would substantially depress the value of the company.

(d) Liquidity

Gold inventory at December 31, 2004, was $942,796, primarily as specimens or gold held for jewelry. While history of actual cash sales supports inventory exceeding the spot price, no such increases are used to compute the inventory. The difference in the recorded value and the actual cash value is a significant factor in determining asset value but cannot be included on the balance sheet due to accounting rules. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory.

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

ITEM 4:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS
Market Information

There is no current public market place for the Company's common stock. 2002, 2003 and 2004 market data is based upon activity on the OAU X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2004  $ .83   $  .62  $  .75  $  .72  $ 1.00 $  .60   $   .75  $  .42
    2003    .90      .85     .83     .38     .70     .50      .60     .60
    2002    .86      .22     .86     .60     .32     .20      .55     .20
    2001    .234    .167    .400    .250    .300    .267     .400    .150
    2000    .333    .187    .354    .210    .397    .210     .333    .127
    1999    .357    .230    .417    .167    .354    .230     .354    .210
    1998    .730    .544    .687    .520    .687    .294     .417    .294
    1997   1.294   1.084   1.417    .960   1.334    .960    1.000    .627
    1996   1.544   1.250   1.584   1.437   1.520   1.377    1.334   1.250
    1995   1.314   1.084   1.250    .877   1.750   1.044    1.627   1.250
    1994   2.500   1.584   2.084   1.834   1.917   1.417    1.250   1.127

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

Comparisons of 2004 with 2003

Current Assets increased by $313,999 (50%) during the twelve-month period ended December 31, 2004 primarily as a result of a pocket of gold found and mined in July.

Liabilities decreased by $74,204 (8%) as the Company continued to pay down its debts.

Retained earnings increased by $399,863 the net profit for 2004.

Other changes in the comparisons between 2004 and 2003 on the balance sheet are deemed insignificant and immaterial.

Statement of Operations

(a) Comparison of 2003 with 2004

Revenues increased by $976,308 (243%) as a result of a roughly 1,400 oz pocket found in July as well as revenue from mill sulfides that were processed and increased slab sales as a direct result of the pocket mined in July.

Salaries and wages increased $59,899 (75%) due to annual wages of $60,000 being booked (not paid) as owing to Michael M. Miller.

Contract Labor increased $323,959 (607%) due in part to the production percentage owed to the contract miners for gold mined in July as well as expanded operations by the contract miners.

Supplies expense increased by $48,989 (317%) as a result of restocking and an expanded operation.

Small equipment & repairs expense increased by $23,904 (125%) as worn out equipment was repaired or replaced.

Legal and accounting expense increased by $8,212 (252%) due to the cost of pending lawsuits.

Compliance & safety expense increased by $5,603 (97%) as two regulatory agencies increased their fees.

Operating expenses as a whole increased by $495,734 (119%) primarily as a result of an expanded operation.

The company showed a net profit of $399,863 for the twelve-month period ended December 31, 2004 compared to a loss of $80,815 for the same period ending December 31, 2003. This represents an increase of $480,678 (594%) primarily as a result of the pocket mined in July and a large percentage of the material being sold as value-added slab.

The basic and diluted gain per share for 2004 totaled .03 compared with a loss of (.006) per share in 2003.

(b) Comparison of 2003 with 2002

Revenues decreased by $185,577 (32%) as a result of a downsized operation and the resulting decrease in mine production. It should be noted that consistent with accounting practices established by our auditors in previous years, inventory valuation adjustments resulting from the fluctuation of the price of gold are either added (gold price increases) or subtracted (gold price decreases) to revenues.

Salaries and Wages decreased by $220,891 (73%) while contract labor increased $33,565 (169%). This is due to the involvement of accredited miners becoming independent contractors as participants in a lease with the Company.

Insurance decreased by $30,035 (82%) due to a decrease in worker's compensation insurance premiums as well as a decrease in coverage.

Operating Expenses as a whole decreased by $378,367 (48%) as a direct result of a downsized operation.

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

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    62  President
                          & Director       1983              1977

Scott K. Robertson    48  Treasurer
                          & Director       1999              1999
Hugh Daniel O'Neill   62  Director         N/A               2002

Rae Bell Arbogast     39  Secretary        2002              N/A

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

Scott K. Robertson- Treasurer ~ Director

Scott K. Robertson has been active in the Company since 1984 as an outside accountant. In 1992, Mr. Robertson co-founded the CPA and business development firm Robertson, Woodford, & Summers LLP, located in Grass Valley, California. He is currently active as the director and owner of several companies.

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

Mr. O'Neill was born April 21, 1942 at a naval base in Virginia. He was raised in seventeen states over a fourteen-year period, settling in Nevada City, California. He attended the University of San Francisco, where he created Odd Bodkins in 1961. The San Francisco Chronicle syndicated Odd Bodkins in 1963 making Mr. O'Neill the youngest cartoonist ever hired by a national syndicate It was published in 350 newspapers. At its peak readership was 50 million daily. Dan is an historian, an accomplished journalist and a former war Correspondent.

Rae Bell Arbogast ~ Secretary
Rae Bell has worked for the Sixteen to One Mine since 1996. In 1998 she completed an Accounting Course from the University of Nevada at Reno and several computer courses. She is an Administrative Assistant for the company and serves as the Corporate Secretary.

Rae Bell is a Director and Vice-Chair of the newly formed Pliocene Ridge Community Services District, a Director of the Alleghany County Water District, and Director and Curator of Underground Gold Miners Museum. She is a volunteer Emergency Medical Technician with the Fire Department. She was born in Southern California and moved to the Alleghany area with her family in 1975. Her father worked as a miner at the Ruby and Carson Mines. Prior to employment with the Company she was self-employed.


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


Management Remuneration for the Period Ended December 31, 2004

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2004  $ 60,000       0         0             0
President & CEO  2003  $ Deferred     0         0             0
                 2002  $ Deferred     0         0             0


The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        450,000 shares       $ .230 per share
     Issued June 30, 1998        150,000 shares       $ .710 per share

Note:  No options were granted in the years 2004 or 2003.
These options vest ratably over a five-year period beginning one year from the date of grant.

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


ITEM 9:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common     M. Blair Hull              1,989,507            15.5%
           Hull Trading Co.
           401 So. LaSalle, Suite. 505
           Chicago, IL  60605

Common     Kathy N. Hull              1,490,250             12%
           11 Sierra Ave.
           Piedmont, CA  94611

Common     Michael M. Miller          1,032,597              8%
           Officer and Director
           P.O. Box 941
           Alleghany, CA  95910

Common     Scott K. Robertson           132,442              1%
           Officer and Director
           12391 Deer Park Drive
           Nevada City, CA  95945

Common     Hugh Daniel O'Neill             7,639             .06%
           Director
           227 Prospect St.
           Nevada City, CA  95959

Common     Rae Bell Arbogast               13,158            .1%
           Secretary
           P.O. Box 919
           Alleghany, CA 95910

Common     All Officers & Directors     4,665,593             36%
                (as a group)

PART IV

ITEM 10:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2004 and December 31, 2003, the results of operations and cash flows for the twelve-month periods ended December 30, 2004, 2003 and 2002. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
March 4, 2005

Balance Sheet

                                       December 31, 2004 and December 31, 2003

ASSETS
                                                        2004        2003
Current Assets
  Cash                                            $   9,857     $      40
   Accounts receivable                                 3966          3204
   Inventory                                        927,812       620,778
   Other current assets                               1,161         5,775
                                                    -------       -------
    Total current assets                            942,796       629,797
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                181,091      181,091
   Real estate and mineral property                 473,403      473,403
                                                    -------      -------
   Total Mining Property                            654,494      654,494
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        953,515      909,983
   Buildings                                        159,487      159,487
   Vehicles                                         253,128      252,128
                                                  ---------    ---------
  Total fixed assets a cost                       1,366,130    1,321,598
                                                  ---------    ---------
Less accumulated depreciation                   (1,243,368)  (1,211,496)
                                                -----------  -----------
   Net fixed assets                                 122,762      110,102
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                        16,185         16,185
                                                ---------        -------

   Total Assets                                 $1,736,237    $1,410,578
                                                ==========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2004       2003
Current Liabilities
Bank Overdraft                                            $  0         0
   Accounts payable & accrued expenses              $  256,621   352,797
   Due to related party                                156,291   101,397
   Notes payable due within one year                   421,421   434,013
                                                      --------   -------
   Total Current Liabilities                           834,333   888,207
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                      7,267    27,597
                                                      --------   -------
Total Liabilities                                      841,600   915,804
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03 : 30,000,000
   shares authorized:12,867,250 shares
   issued and outstanding as of
   December 31, 2004
   and December 31,2003                            428,869       428,869
   Additional paid-in capital                    1,875,888     1,875,888
   (Accumulated deficit)
   Retained earnings                           (1,410,120)   (1,809,983)
                                              ------------   -----------
   Total Stockholders' Equity                      894,637       494,774
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $1,736,237   $1,410,578
                                              ============  ============


Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2004      2003       2002
Revenues:
Gold & jewelry sales                          1,374,247    397,903     588,030
Other Sales                                       3,211      3,247         -
                                                 ------    -------     -------
   Total Revenues                             1,377,458    401,150     588,030

Operating expenses:
   Salaries and wages                             139,571     79,672   300,563
   Contract Labor                                 377,346    53,387     19,822
   Telephone & utilities                          102,888    123,831   141,738
   Taxes - property & payroll                      38,497     35,939    52,539
   Insurance                                        6,162      6,619    36,654
   Supplies                                        64,445     15,456    56,737
   Small equipment & repairs                       43,017     19,113    18,095
   Drayage                                         27,836     21,514    18,262
   Corporate expense                               10,705     15,218    13,608
   Legal and accounting                            11,471      3,259    29,633
   Compliance/Safety                               11,363      5,760    21,073
   Depreciation & amortization                     31,872     23,823    73,660

   Other expenses                                  45,666     11,518    11,088
                                                  -------     ------    ------
   Total operating expenses                       910,839    415,109   793,472

   Profit (Loss) from operations                   466,619  (13,959) (205,442)

Other Income & (Expense):
Interest Expense and Late Charges                (64,522)   (67,928)  (78,543)
Other expense                                     (4,041)    (2,528)  (11,513)
Other income                                        2,607     4,400     16,213
                                               ---------   --------  ---------
   Total other (expense) income                  (65,956)   (66,056)  (73,843)

   Profit (Loss) before taxes                     400,663  (80,015)  (279,285)

   Income tax expense                               800         800        800

Net (loss) income                          $  399,863 $   (80,815) $  (280,085)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share $ .03 $ (.006)$ (.02) Shares used in the calculation of net
   (loss) income per share                   12,867,250  12,867,250  12,744,046
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2004, 2003, 2002


Cash Flows From Operating Activities:
                                                    2004      2003         2002

Net profit (loss)                              $ 399,863$  (80,815)$  (280,085)
Operating activities:
   Depreciation and amortization                  31,872      23,823     73,660
   Decrease(Increase) in accounts receivable       (762)       4,117     12,635
   Decrease(Increase) in inventory             (307,034)    (15,728)    101,583
   Decrease (Increase) in other current assets     4,614       1,463      6,101
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes        (53,874)     27,534    148,370
                                                   --------  -------  ---------
Net cash (used) provided by operating activities   74,679    (39,606)    62,264

Cash Flows From Investing Activities:
   Purchase of fixed assets                       (44,532)    -        (11,935)
   Other assets Bonds Misc. deposits                -         -        (16,185)
                                                  ---------  --------  --------
   Net cash (used)provided by investing activities (44,532)    -       (28,120)

Cash Flows From Financing Activities
 Bank overdraft increase (decrease)                    -        (81)   (12,349)
 Increase (decrease) notes payable                 (20,330) (30,286)   (45,264)
 Proceeds from sale of common stock                   -        4,001      -
 Paid in Capital from Shareholders                    -       66,012      -
                                                   -------- --------   --------
 Net cash provided (used) by financing activities  (20,330)   39,646   (57,613)

 (Decrease)increase in cash                          9,817        40   (23,469)
 Cash, beginning of period                              40         0     23,469
                                                    ------   -------   --------
 Cash, end of period                               $ 9,857 $      40 $     0
                                                  ========    =======  ========