Form 10QSB
period 2005-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2005-05-16
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2005       Commission File No. 001-10156



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

                        Yes:  x                     No:



As of March 31, 2005, 12,867,250 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2005 and December 31, 2004

                                    March 31, 2005       December 31, 2004
ASSETS

Current Assets
   Cash                                  $   20,520             $    9,857
   Accounts receivable                        3,505                  3,966
   Inventory                                724,529                927,812
   Other current assets                         774                  1,161
                                         ----------             ----------
     Total current assets                   749,328                942,796
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          181,091                181,091
   Real estate and mineral property         473,403                473,403
                                         ----------             ----------
                                            654,494                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                953,515                953,515
   Buildings                                159,487                159,487
   Vehicles                                 253,128                253,128
                                         ----------             ----------
                                          1,366,130              1,366,130
Less accumulated depreciation            (1,250,268)            (1,243,368)
                                         ----------             ----------
     Net fixed assets                       115,862                122,762
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,535,869             $1,763,237
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  250,830                256,621
Due to related party                        182,925                156,291
Notes payable due within one year           412,462                421,421
                                         ----------             ----------
     Total Current Liabilities              846,217                834,333
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year           6,540                  7,267
                                         ----------             ----------
     Total Liabilities                      852,757                841,600
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,867,250 shares issued and
     outstanding as of March 31, 2005 and
     December 31, 2004                      428,869                428,869
   Additional paid-in capital             1,875,888              1,875,888
   (Accumulated deficit)
      retained earnings                  (1,621,645)           (1,410,120)
                                         ----------             ----------
     Total Stockholders' Equity             683,112                894,637
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,535,869             $1,736,237
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings


                             Three Months Ending March 31,
                                      2005            2004
                                    ------          ------
Revenues:
  Gold & jewelry sales            $   85,408  $   245,178
                                   -----------   -----------
     Total revenues                   85,408       245,178
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  44,213        32,197
  Contract Labor                     151,989        28,227
  Telephone & utilities               27,129        31,601
  Taxes - property & payroll          10,292        8,650
  Insurance                              387         1,925
  Supplies                             9,306        10,766
  Small equipment & repairs           11,898         3,658
  Drayage                              6,365         3,581
  Corporate expenses                   1,000         2,600
  Compliance/safety                    1,531         5,720
  Legal and accounting                 3,551         4,658
  Depreciation & amortization          6,899         7,968
  Other expenses                       6,609        17,282
                                   ----------   ----------
  Total operating expenses           281,169       158,833
                                 ----------    ----------
  Profit (Loss) from operations    (195,761)        86,345

Other Income & (Expense):
  Other Income (expense)            (15,765)       (4,432)
                                 ----------    -----------
Profit (Loss) before taxes         (211,526)        81,913
                                 ----------    -----------
Net Profit (Loss)             $     (211,526) $     81,913
                               ============    ===========

Basic and diluted (Loss)
   Gain per share            $         (.016)  $      .006
                                 ============    ============
Shares used in the
   calculation of net
   loss income per share           12,867,250    12,867,250
                                 ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2005 and March 31, 2004

                                              Three Months Ended March 31,
                                               2005                   2004
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                       $       (211,525)         $     81,913
  operating activities:
     Depreciation and amortization                  6,899                7,968
     (Increase)Decrease in
        accounts receivable                           461             (11,460)
     Decrease(Increase) in inventory              203,284               11,057
     (Increase)Decrease in other
       current assets                                 387                1,125
     (Decrease) increase in accounts payable
       and accrued expenses                       (5,791)               25,220
    (Decrease) increase in short term notes        17,675             (29,501)

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                          11,390               86,322
                                            ------------            -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                            -                -
  Other assets bonds misc. deposits                  -                 -
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                           -                   -
                                            -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                 (727)              (6,981)
  Proceeds from sale of common stock               -                       -
  Additional paid-in capital                       -
                                               ------------       ------------
  Net cash provided (used) by
    financing activities                            (727)              (7,062)
                                               ------------        ------------

  (Decrease) increase in cash                      10,663                7,432

Cash, beginning of period                           9,857                 -
                                                ------------         ----------
Cash, end of period                            $   20,520         $      7,432
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     17,326          $     14,990
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2005 and December 31, 2004, the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. According to statement by the federal Mines Safety Health Administration, it is the only underground single product (gold) mine operating in the United States today. The same company owns and operates the mine. Original Sixteen to One Mine Inc, (owner) was incorporated in California in 1911. Experts estimate that less than twenty percent of the proven and probable ore deposit has been mined. Production is approximately 1,500,000 ounces of gold.

There are over twenty-eight miles of horizontal workings and millions of cubic feet of vertical excavations called stopes. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to separate the ore underground. This has the positive affect of reducing the volume of shot
rock from the mine, thereby reducing cost.    In 1992, the company initiated a
gold marketing plan of selling gold as gemstones. This produces revenue significantly greater than selling gold into the spot market. Demand for Sixteen to One mine quartz and gold exceeds supply.

Production has been termed a "hit or miss" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its patented claims. A specific review of the plan will be announced at the annual shareholders' meeting on June 25, 2005, in Alleghany, California. The Company has about 1200 shareholders of record.

During the first quarter of 2005, miners spent half of their time with routine maintenance. They spent about a quarter of their time establishing three new underground headings and about one quarter of their time looking for gold. Production results reflect the scaled down operation.

BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2005 assets decreased by $227,368 (13%) as gold inventory and jewelry inventory were sold to maintain operations.

Liabilities did not change substantially during the same three-month period.

STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2005 decreased by $159,770 (65%) compared with the same period for 2004 due to a lack of gold production and a nine dollar per ounce decrease in the gold price during the quarter.

Changes in the Company's operating expenses for the three-month period ended March 31, 2005 compared to the same period in 2004 are reflected as follows:

1. Contract labor increased by $123,762 (438%) as the lessee's crew was expanded.

2. Small equipment and repairs increased by $8,240 (225%) due to the cost of replacing some worn out equipment.

3. Drayage increased by $2,784 (77%) for the three-month period ended March 31, 2005, compared with the same period for 2004, due primarily to vehicle repairs that were required.

4. Other expenses decreased by $10,673 (61%) primarily due to refinery fees in the first quarter of 2004 for refining sulfides which were not incurred in the same period of 2005.

5. For the three-month period ended March 31, 2005, the Company recorded a loss of $211,526 (before taxes) compared to a profit of $81,913 (before taxes) for the same period in 2004. The $293,443 (358%) difference is attributed primarily to a lack of gold production in the 2005 quarter.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2005.

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

/s/Michael M. Miller
President and Director
Dated:  May 9, 2005