Form 10QSB
period 2005-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2005-09-08
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2005       Commission File No. 001-10156



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

                        Yes:                        No: x



As of June 30, 2005, 12,867,250 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                     June 30, 2005 and December 31, 2004

                                    June 30, 2005       December 31, 2004
ASSETS

Current Assets
   Cash                                  $   29,715             $    9,857
   Accounts receivable                       17,955                  3,966
   Inventory                                625,278                927,812
   Other current assets                       2,599                  1,161
                                         ----------             ----------
     Total current assets                   675,547                942,796
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          235,841                181,091
   Real estate and mineral property         543,403                473,403
                                         ----------             ----------
                                            779,244                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                953,515                953,515
   Buildings                                178,237                159,487
   Vehicles                                 253,128                253,128
                                         ----------             ----------
                                          1,384,880              1,366,130
Less accumulated depreciation            (1,257,592)            (1,243,368)
                                         ----------             ----------
     Net fixed assets                       127,288                122,762
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,598,264             $1,763,237
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  255,086                256,621
Due to related party                        136,140                156,291
Notes payable due within one year           437,155                421,421
                                         ----------             ----------
     Total Current Liabilities              828,381                834,333
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         121,165                  7,267
                                         ----------             ----------
     Total Liabilities                      949,546                841,600
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,867,250 shares issued and
     outstanding as of March 31, 2004 and
     December 31, 2003                      428,869                428,869
   Additional paid-in capital             1,875,888              1,875,888
   (Accumulated deficit)
      retained earnings                  (1,656,039)           (1,410,120)
                                         ----------             ----------
     Total Stockholders' Equity             648,718                894,637
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,598,264             $1,736,237
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June  30,
                             2005            2004           2005           2004
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $    192,076   $   73,739      $   277,484   $  318,918
                        -----------   -----------         --------     --------
     Total revenues        192,076        73,739          277,484       318,918
                       -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         47,318        35,552          91,530        67,749
  Contract Labor             82,479         5,375          234,468       33,602
  Telephone & utilities      18,368        26,023          45,497        57,623
  Taxes - property & payroll  9,803         9,301          20,095        17,952
  Insurance                     657        1,925             1,044        3,850
  Supplies                    3,596         7,933           12,902       18,699
  Small equipment & repairs  14,799         8,863           26,697       12,520
  Drayage                     8,618         5,853           14,983        9,434
  Corporate expenses          6,263         3,365            7,263        5,965
  Legal and accounting        2,077           262            5,720        5,175
  Compliance/Safety           2,533           514            3,378        5,979
  Depreciation & amortization  7,324        7,968           14,224       15,936
  Other expenses              10,701       12,030           17,904       29,312
                           ----------   ----------        -------       -------
  Total operating expenses   214,536      124,964         495,705       283,796
                          ----------    ----------       --------      --------
    Loss from operations    (24,460)      (51,225)       $(218,221)       35,122

Other Income & (Expense):
  Other income (expense)   (11,133)       (24,139)       (26,898)      (28,572)
                         ----------    -----------       -------       --------
Loss before taxes           (33,593)     (75,364)        (245,119)        6,550
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)  (800)                         (800)
                         ----------    -----------     ---------     ----------
Net loss              $     (34,393) $      (75,364) $  (245,919) $       6,550
                       ============    ===========     ==========    ==========

Basic and diluted loss
   per share          $      (.003)  $       (.006) $       (.019)  $      .001
                      ============    ============      =========     =========
Shares used in the
   calculation of net
   loss income per share 12,867,250    12,867,250      12,867,250   12,867,250
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2005 and June 30, 2004

                                             Six Months Ended June 30,
                                               2005                   2004
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                             $(245,919)         $      6,550
  operating activities:
     Depreciation and amortization                14,224                15,936
     (Increase)Decrease in
        accounts receivable                      (13,989)              (2,683)
     Decrease(Increase) in inventory              302,534               43,760
     (Increase)Decrease in other
       current assets                             (1,438)                3,050
     (Decrease) increase in accounts payable
       and accrued expenses                       (1,535)               39,709
    (Decrease) increase in short term notes       (4,417)              (8,652)

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                         49,460                97,670
                                           ------------            -----------

Cash Flows From Investing Activities:

  Purchase of mining property                    (124,750)             -
  Purchase of fixed assets                        (18,750)           (37,665)
  Other assets bonds misc. deposits               -                      -
                                             -------------         -----------

  Net cash used by
    investing activities                         (143,500)            (37,665)
                                             -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable               113,898             (13,140)
  Proceeds from sale of common stock               -
  Additional paid-in capital
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                           113,898            (13,140)
                                               ------------       ------------

  (Decrease) increase in cash                       19,858              46,865

Cash, beginning of period                            9,857                 40
                                                ------------        ----------
Cash, end of period                           $     29,715        $    46,905
                                               ============       ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     17,326         $     32,216
                                             ============         ============
    Income taxes                             $        800         $        800
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2005 and December 31, 2004,the results of operations and cash flows for the three-month & six-month periods ended June 30, 2005 and 2004. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Predicting gold production at the operating Sixteen to One mine in Alleghany, California is not a worthwhile endeavor. Terms such as "proven", "probable", "inferred", or "measured" have no relevance in well established, traditional gold deposits like the Alleghany Mining District. The company is the oldest American gold mining corporation and continues to produce gold into the twenty first century from a mine with no reserves. Terms used in most mining analysis of future or potential gold mean nothing as to the future or potential of gold remaining in the Sixteen to One mine. The company mines what its deposits contain, high-grade gold veins within a well-defined vein of quartz. The company is the world's premier high-grade gold producer. It is not merely guess work that has allowed this to occur.

Because the gold in quartz is in demand as a precious gemstone, the Company is not as sensitive to the fluctuations in the spot price for bullion; however, revenues have increased over the past six months due to the increases in the spot price. Currently, the demand for Sixteen to One gold exceeds the supply. The price received for quartz with gold varies based on the nature of the quartz and gold but is consistently three to four times the spot price. The Company also sells its own line of jewelry.

The Company has a small crew and is only working the Sixteen to One Mine. It owns other past gold producers in the Alleghany Mining district as well as the Brown Bear mine in Trinity County, California. The Company has drafted plans for bringing each of its mines into production. The Company has announced its plans to construct a new shaft in the central area of its property. Construction is dependent on available capital for the expansion, estimated to be $3 million. The Directors have authorized its President to secure up to $3.5 million and use the Brown bear mine or the Company's gold collection to accomplish the funding.

The Company was financially crippled by uncontrollable events over the past six years, resulting in a serious lack of both working capital and growth capital. These events included: over aggressive State and Federal regulatory agencies, increased utility costs, increased workers compensation costs, a bear market for gold, which suppressed investors interest in a private placement of stock, and reckless accusations of criminal behavior associated with the tragic death of a miner by private attorneys. Currently, the atmosphere has greatly changed. The Company is actively seeking working capital to correct its financial shortcomings.

The Company has followed a traditional pattern of growth and development since the mine was discovered in 1896. By acquiring mines within the region, Original Sixteen to One Mine, Inc. is the hub of the Alleghany Mining District. On June 22, 2005, the Company announced the acquisition of the mineral rights to fourteen claims, the patent rights to one claim and the mill of the Gold Crown mine, adjacent to the Sixteen to One Mine. The Board of Directors decided that it is a long-term investment and important to the long-term welfare of the Company. There are limited plans to investigate and evaluate the new acquisition.

For the six month period ended June 30, 2005 mine production was disappointing. Gold inventory at December 31, 2004 ($927,812) decreased $302,534 to $625,278 on June 30, 2005. Demand for the Company's primary product, gold laced quartz, remains higher than available supply. While the daily price of gold bullion impacts revenue, gold laced quartz is sold for many times its crush or spot bullion price.

BALANCE SHEET COMPARISONS

Current Assets decreased by $267,249 (28%) primarily due the lack of gold production and subsequent necessity of selling existing gold inventory to cover operating expenses.

Mining Property increased by $124,750 (19%) due to the acquisition of the Gold Crown Mine.

Liabilities increased by $107,946 (12.8%) due primarily to the note issued for the Gold Crown Property.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended June 30, 2005 increased by $118,337 (160%) compared to the same period in 2004 primarily due to increased sales as well as a higher gold price during the period. Revenues for the six-month period ended June 30, 2005 decreased by $41,434 (12.9%) compared with the same period for 2004 mainly due to the sale of mill sulfides sold in 2004 which increased the revenues for the first quarter of 2004.

Changes in the Company's operating expenses are reflected as follows:

1. For the three and six-month periods ended June 30, 2005 wages & salaries increased by $11,766 (33%) and $23,781 (35%) respectively compared to the same periods in 2004 due the addition of one employee.

2. Contract labor increased by $77,104 (1,434%) for the three-month period ended June 30, 2005 compared the same period in 2004 and increased $200,866 (597%) for the six month period compared to the same period in 2004 due to an increase in the number of contract miners.

3. Telephone and utilities decreased $7,655 (29%) for the three-month period ended June 30, 2005 and decreased $12,126 (21%) for the six-month period ended June 30, 2005 compared to the same periods in 2004 due to less pumping in 2005.

4. For the three and six-month periods ended June 30, 2005 small equipment and repairs increased $5,936 (67%) and $14,177 (113%) respectively compared to the same periods in 2004 due to required equipment repairs and purchases.

5. Corporate expenses increased by $2,898 (86%)for the three months ended June 30, 2005 and $1,298 (21%) for the six months ended June 30, 2005 compared to the same periods in 2004 primarily due to an increase in the cost of producing the Company's annual report in the second quarter of 2005.

6. For the three-month period ended June 30, 2005, the Company recorded a loss of $34,393 compared to a loss of $75,364 for same period in 2004. The $40,971 (54%) decrease is due to increased gold sales and an increase in the price of gold. For the six-month period ended June 30, 2005, the Company recorded a loss of $245,119 (before taxes) compared to a profit of $6,550 (before taxes) for the same period in 2004. The $251,669 difference (3,842%) is due primarily to a lack of gold production without a decrease in the size of the operation.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2005.

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

/s/Michael M. Miller
President and Director
Dated:  September 7, 2005