Form 10QSB
period 2005-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2005-11-02
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2005       Commission File No. 001-10156



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

                        Yes:                        No: x



As of September 30, 2005, 12,867,250 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                 September 30, 2005 and December 31, 2004

                                September 30, 2005       December 31, 2004
ASSETS

Current Assets
   Cash                                  $    1,544             $    9,857
   Accounts receivable                        2,914                  3,966
   Inventory                                614,320                927,812
   Other current assets                       1,968                  1,161
                                         ----------             ----------
     Total current assets                   620,746                942,796
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          235,841                181,091
   Real estate and mineral property         543,403                473,403
                                         ----------             ----------
                                            779,244                654,494
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                953,515                953,515
   Buildings                                178,237                159,487
   Vehicles                                 253,128                253,128
                                         ----------             ----------
                                          1,384,880              1,366,130
Less accumulated depreciation            (1,264,916)            (1,243,368)
                                         ----------             ----------
     Net fixed assets                       119,964                122,762
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,536,139             $1,763,237
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  249,504                256,621
Due to related party                        206,599                156,291
Notes payable due within one year           436,352                421,421
                                         ----------             ----------
     Total Current Liabilities              892,455                834,333
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         116,747                  7,267
                                         ----------             ----------
     Total Liabilities                    1,009,202                841,600
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,867,250 shares issued and
     outstanding as of September 31, 2005 and
     December 31, 2004                      428,869                428,869
   Additional paid-in capital             1,875,888              1,875,888
   (Accumulated deficit)
      retained earnings                  (1,777,820)           (1,410,120)
                                         ----------             ----------
     Total Stockholders' Equity             526,937                894,637
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,536,139             $1,736,237
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2005            2004           2005           2004
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sale s    $   110,426 $  837,836   $     387,910   $ 1,234,834
                           -----------   -----------      --------     --------
     Total revenues            110,426    837,836         387,910     1,234,834
                            -----------   -----------    --------      --------
Operating expenses:
  Salaries and wages            52,885     35,890         144,415       103,640
  Contract Labor                89,027    229,086         330,096       267,933
  Telephone & utilities         25,357     21,222          70,854        78,846
  Taxes - property & payroll    10,422      8,681          30,517        26,633
  Insurance                        905      1,925           1,949         5,775
  Supplies                       1,237     24,001          17,290        42,700
  Small equipment & repairs         0      12,157          23,546        24,677
  Drayage                        5,306      7,750          20,289        17,184
  Corporate expenses             1,154      2,235           8,417         8,200
  Legal and accounting           5,809      4,502          12,122         9,421
  Compliance/Safety              4,842      4,247           8,220        10,481
  Depreciation & amortization    7,324      7,968          21,548        23,904
  Other expenses                 2,308      3,131          13,018        27,198
                           ----------   ----------        -------       -------
  Total operating expenses     206,576    362,795         702,281       646,592
                          ----------    ----------       --------      --------
Profit (Loss) from operations (96,150)    475,041        (314,371)      588,242

Other Income & (Expense):
  Other income (expense)     (25,631)     (14,851)       (52,529)     (121,503)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes  (121,781)      460,190      (366,900)       466,739
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)    -                          (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $   (121,781)  $    460,190 $    (367,700)   $   466,739
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earning per share     $     (.009)  $         .04  $        (.03) $     .036
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share  12,867,250    12,867,250       12,867,250   12,867,250
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2005 and Sept. 30, 2004

                                             Nine Months Ended Sept. 30,
                                               2005                   2004
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss
  Operating activities: )                     $ (367,700)          $  466,739
     Depreciation and amortization                 21,548              23,904
     (Increase)Decrease in
        accounts receivable                         1,052               (186)
     Decrease(Increase) in inventory              313,492           (471,179)
     (Increase)Decrease in other
       current assets                                (807)              3,426
     (Decrease) increase in accounts payable
       and accrued expenses                        (7,117)           (25,903)
    (Decrease) increase in short term notes        65,239              60,216

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                           25,707              57,017
                                              ------------         -----------

Cash Flows From Investing Activities:

  Purchase of mining property                      (124,750)            -
  Purchase of fixed assets                         (18,750)         (43,532)
  Other assets bonds misc. deposits                                      -
                                              -----------        -----------

  Net cash (used) provided by
    investing activities                           (143,500)         (43,532)
                                               -----------        -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                  109,480         (9,746)
  Proceeds from sale of common stock                 -
  Additional paid-in capital
                                                -----------      ------------
  Net cash provided (used) provided by
    financing activities                             109,480         (9,746)
                                               ------------     ------------

  (Decrease) increase in cash                        (8,313)           3,739

Cash, beginning of period                              9,857              40
                                                ------------       ----------
Cash, end of period                              $     1,544     $     3,779
                                               ============      ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     52,095       $     45,002
                                             ============       ============
    Income taxes                             $        800       $        -
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2005 and December 31, 2004, the results of operations and cash flows for the three-month & nine-month periods ended Sept. 30, 2005 and 2004. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Predicting gold production at the operating Sixteen to One mine in Alleghany, California is not a worthwhile endeavor. Terms such as "proven", "probable", "inferred" or "measured" have no relevance in well established, traditional gold deposits like the Alleghany Mining District. The company is the oldest American gold mining corporation and continues to produce gold into the twenty first century from a mine with no reserves. Terms used in most mining analysis of future or potential gold mean nothing as to the future or potential of gold remaining in the Sixteen to One mine. The company mines what its deposits contain, high-grade gold veins within a well-defined vein of quartz. The company is the world's premier high-grade gold producer. It is not merely guess work that has allowed this to occur.

Because the gold in quartz is in demand as a precious gemstone, the Company is not as sensitive to the fluctuations in the spot price for bullion; however, revenues in bullion sales have increased over the past six months due to the increases in the spot price. Currently, the demand for Sixteen to One gold exceeds the supply. The price received for quartz with gold varies based on the nature of the quartz and gold but is consistently three to four times the spot price. The Company also sells its own line of jewelry.

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

The Company was financially crippled by uncontrollable events over the past six years, resulting in a serious lack of both working capital and growth capital. These events included: over-aggressive State and Federal regulatory agencies, increased utility costs, increased workers compensation costs, a bear market for gold, which suppressed investors interest in a private placement of stock, and reckless accusations of criminal behavior by private attorneys associated with the tragic death of a miner. Currently, the atmosphere has greatly changed. The Company is actively seeking working capital to correct its financial shortcomings.

The Company has followed a traditional pattern of growth and development since the mine was discovered in 1896. By acquiring mines within the region, Original Sixteen to One Mine, Inc. is the hub of the Alleghany Mining District and the most active high-grade area in California. On June 22, 2005, the Company announced the acquisition of the mineral rights to fourteen claims, the patent rights to one claim and the mill of the Gold Crown mine, adjacent to the Sixteen to One Mine. The Board of Directors decided that it is a long-term investment and important to the long-term welfare of the Company. There are limited plans to investigate and evaluate the new acquisition.

For the nine-month period ended Sept. 30, 2005 mine production was disappointing. Gold inventory at December 31, 2004 ($927,812) decreased $313,492 to $614,320 on Sept. 30, 2005. Demand for the Company's primary product, gold laced quartz, remains higher than available supply. While the daily price of gold bullion impacts revenue, gold laced quartz is sold for many times its crush or spot bullion price.

BALANCE SHEET COMPARISONS

During the nine-month period ended Sept. 30, 2005 Current Assets decreased by $322,050 (34%) primarily due the lack of gold production and subsequent necessity of selling existing gold inventory to cover operating expenses.

Mining Property increased by $124,750 (19%) due to the acquisition of the Gold Crown Mine.

Liabilities increased by $167,602 (20%) due to the note issued for the purchase of the Gold Crown Property and an increase in notes payable related parties.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2005 decreased by $727,410 (87%) compared to the same period in 2004 and decreased by $846,924 (68.5%) for the nine-month period ended Sept. 30, 2005 mainly due to the presence of gold production in the 2004 periods and the lack thereof in 2005.

Changes in the Company's operating expenses are reflected as follows:

1. For the three and nine-month periods ended Sept. 30, 2005 wages & salaries increased by $16,995 (47%) and $40,775 (28%) respectively compared to the same periods in 2004 due the addition of one employee.

2. Contract labor decreased by $140,059 (61%) for the three-month period ended Sept. 30, 2005 compared the same period in 2004 due to the booking of the production percentage payment owed to the contract miners in 2004. For the nine-month periods the change is insignificant.

3. For the three and nine-month periods ended Sept. 30, 2005 supplies expense decreased by $22,764 (94%) and $25,410 (59.5%) respectively compared to the same periods in 2004 as the company began to downsize its operation due to the lack of gold production in 2005.

4. For the three-month period ended Sept. 30, 2005 small equipment and repairs expense decreased by $12,157 (100%) due to a bookkeeping error in the second quarter of 2005 in which an invoice was mistakenly booked to this account but the error was not caught until after the second quarter was closed. The credit was booked in the third quarter. For the nine-month periods the change was insignificant.

5. Corporate expenses decreased by $1,081 (48%)for the three months ended Sept. 30, 2005 due primarily to the lack of a formal board of directors meeting in the third quarter.

6. For the three-month period ended Sept. 30, 2005, the Company recorded a loss of $121,781 compared to a profit of $460,190 for same period in 2004 the $581,971 (126%)difference is due primarily to the gold hit in July of 2004 and the lack of a gold strike for the same period in 2005. The same is true of the nine-month period ended September 30, 2005 wherein the company recorded a loss of $367,700 compared to a profit of $466,739 for the same period in 2004 representing a $834,439 (178.7%) difference.

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

2. Plaintiff in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004. Case No. 6293, Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage)

3. On September 12, 2005, George Gilmour, Company attorney died in a single car accident near Alleghany. He will be greatly missed.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc. at September 30, 2005.


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

/s/Michael M. Miller
President and Director
Dated:  November 2, 2005