Form 10QSB
period 2006-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2006-05-12
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2006       Commission File No. 001-10156



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

                        Yes:  x                     No:



As of March 31, 2006, 12,867,250 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2006 and December 31, 2005

                                    March 31, 2006       December 31, 2005
ASSETS

Current Assets
   Cash                                  $   14,868              $    -
   Accounts receivable                        1,936                    247
   Inventory                                696,740                626,649
   Other current assets                         984                  1,476
                                         ----------             ----------
     Total current assets                   714,528                628,372
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          216,895                217,591
   Real estate and mineral property         502,099                501,403
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                982,515                982,515
   Buildings                                209,487                209,487
   Vehicles                                 253,128                253,128
                                         ----------             ----------
                                          1,445,130              1,445,130
Less accumulated depreciation            (1,283,132)            (1,272,241)
                                         ----------             ----------
     Net fixed assets                       161,998                172,889
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,611,705             $1,536,440
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Bank Overdraft                          $                         $ 200
   Accounts payable &
      accrued expenses                      264,827                270,435
Due to related party                        310,529                235,614
Notes payable due within one year           432,890                435,366
                                         ----------             ----------
     Total Current Liabilities            1,008,246                941,615
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         103,177                107,952
                                         ----------             ----------
     Total Liabilities                    1,111,423              1,049,567
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,867,250 shares issued and
     outstanding as of March 31, 2005 and
     December 31, 2004                      428,869                428,869
   Additional paid-in capital             1,875,888              1,875,888
   (Accumulated deficit)
      retained earnings                  (1,804,475)           (1,817,884)
                                         ----------             ----------
     Total Stockholders' Equity             500,282                486,873
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,611,705             $1,536,440
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2006 and March 31, 2005

                             Three Months Ending March 31,
                                      2006            2005
                                    ------          ------
Revenues:
  Gold & jewelry sales            $  175,840  $     85,408
                                   -----------   -----------
     Total revenues                  175,840        85,408
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  17,957        44,213
  Contract Labor                      75,914       151,989
  Telephone & utilities                8,858        27,129
  Taxes - property & payroll           8,004        10,292
  Insurance                              492           387
  Supplies                             3,911         9,306
  Small equipment & repairs              428        11,898
  Drayage                             12,426         6,365
  Corporate expenses                   1,000         1,000
  Compliance/safety                    2,485         1,531
  Legal and accounting                 2,080         3,551
  Depreciation & amortization         10,890         6,899
  Other expenses                       3,419         6,609
                                   ----------   ----------
  Total operating expenses           147,864       281,169
                                 ----------    ----------
  Profit (Loss) from operations       27,976     (195,761)

Other Income & (Expense):
  Other Income (expense)            (14,567)      (15,765)
                                 ----------    -----------
Profit (Loss) before taxes            13,409     (211,526)
                                 ----------    -----------
Net Profit (Loss)             $       13,409  $  (211,526)
                               ============    ===========

Basic and diluted (Loss)
   Gain per share            $         .001  $    (.016)
                                 ============    ============
Shares used in the
   calculation of net
   loss income per share           12,867,250    12,867,250
                                 ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2006 and March 31, 2005

                                              Three Months Ended March 31,
                                               2006                   2005
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                       $           13,409        $  (211,525)
  operating activities:
     Depreciation and amortization                  10,890               6,899
     (Increase)Decrease in
        accounts receivable                         (1,689)                461
     Decrease(Increase) in inventory               (70,091)            203,284
     (Increase)Decrease in other
       current assets                                  492                 387
     (Decrease) increase in accounts payable
       and accrued expenses                         (5,608)            (5,791)
    (Decrease) increase in short term notes         72,440              17,675

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                           19,843              11,390
                                             ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                            -                -
  Other assets bonds misc. deposits                  -                 -
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                           -                   -
                                            -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) bank overdraft                 (200)             -
  Increase (decrease) notes payable                (4,775)               (727)
  Proceeds from sale of common stock               -                       -
  Additional paid-in capital                       -                       -
                                               ------------       ------------
  Net cash provided (used) by
    financing activities                           (4,975)               (727)
                                               ------------        ------------

  (Decrease) increase in cash                       14,868              10,663

Cash, beginning of period                              0                 9,857
                                                ------------         ----------
Cash, end of period                            $    14,868        $     20,520
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      15,490         $     17,326
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2006 and December 31, 2005, the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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

There are over twenty-eight miles of horizontal workings and millions of cubic feet of vertical excavations called stopes. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to separate the ore underground. This has the positive affect of reducing the volume of shot
rock from the mine, thereby reducing cost.    In 1992, the company initiated a
gold marketing plan of selling gold in quartz as a gemstone. This produces revenue significantly greater than selling gold into the spot market. Demand for the Sixteen to One gold-in-quartz gemstone exceeds supply.

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its patented claims.

During the first quarter of 2006 the price of gold increased by $69.00 per ounce to $582 per ounce (P.M. London fix) on March 31, 2006.

BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2006 current assets increased by $86,156 (14%) due primarily to an increase in the value of our gold inventory.

Total assets increased by $75,265 (5%) for the same reason listed above.

Notes due to related parties increased by $74,915 (32%) as a result of money loaned to the Company by Michael Miller in the form of unpaid wages and cash.

Total liabilities increased by $61,856 (6%) for the same reason listed above.

STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2006 increased by $90,432 (106%) compared with the same period for 2005 due to increased slab sales and and an increase the gold price during the quarter.

Changes in the Company's operating expenses for the three-month period ended March 31, 2006 compared to the same period in 2005 are reflected as follows:


1. Salaries and wages decreased by $26,256 (59%) as the entire workforce with the exception of the President of the Company was contracted out.

2. Contract labor decreased by $76,075 (50%) due to an overall downsizing of the operation.

3. Telephone and utilities decreased by $18,271 (67%) as the pumps were turned off during the quarter.

4.  Supplies decreased by $5,395 (58%) due to a downsized operation.

5. Small equipment and repairs decreased by $11,470 (96%) due to the downsized operation.

6. Drayage increased by $6,061 (95%) due primarily to required vehicle repairs.

7. Compliance and Safety increased by $954 (62%).

8. Legal and accounting decreased by $1,471 (41%) as less time was spent on lawsuits.

9. Depreciation & amortization increased by $3,991 (58%) as the result of an adjustment done in accordance with direction from the C.P.A. who oversees our depreciation schedule as well as increased depreciation expense due to the purchase of the Gold Crown Property which included equipment.

10. Other expenses decreased by $3,190 (48%) primarily due to a downsized operation.

11. Total operating expenses decreased by $133,305 (47%) due to a downsized operation.

12. For the three-month period ended March 31, 2006, the Company recorded a profit of $13,409 (before taxes) compared to a loss of $211,526 (before taxes) for the same period in 2005. The $224,935 (106%) difference is attributed to a decrease in expenses as well as an increase in gold sales and the price of gold.

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

PART II

LEGAL PROCEEDINGS

1.Petition in United States Court of appeals for the Ninth Circuit, filed March 23, 2004 contesting MSHA's interpretation of its standard. Docket Number 04-71301. Oral arguments were presented on March 15, 2006. On March 30, 2006 a decision was rendered ruling in favor of Original Sixteen to One Mine, Inc. nullifying all citations issued by MSHA related to the fatal accident that occurred in November of 2000.

2. Plaintiff in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004. Case No. 6293, Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage).

SUBSEQUENT EVENTS

On May 11, 2006 the price of gold reached $715.50 per troy ounce(P.M. London
Fix).  This results in an increase in inventory value of roughly $136,000.


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

/s/Michael M. Miller
President and Director
Dated:  May 12, 2006