Form 10QSB
period 2006-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2006-08-14
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2006       Commission File No. 001-10156



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

                        Yes: x                       No:



As of June 30, 2006, 12,883,387 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                     June 30, 2006 and December 31, 2005

                                    June 30, 2006       December 31, 2005
ASSETS

Current Assets
   Cash                                  $    6,862             $       0
   Accounts receivable                        8,440                    247
   Inventory                                698,374                626,649
   Other current assets                         492                  1,476
                                         ----------             ----------
     Total current assets                   714,168                628,372
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          216,895                217,591
   Real estate and mineral property         502,099                501,403
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                982,515                982,515
   Buildings                                209,487                209,487
   Vehicles                                 253,128                253,128
                                         ----------             ----------
                                          1,445,130              1,445,130
Less accumulated depreciation            (1,291,300)            (1,272,241)
                                         ----------             ----------
     Net fixed assets                       153,830                172,889
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,603,177             $1,536,440
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  236,693                270,635
Due to related party                        300,052                235,614
Notes payable due within one year           433,797                435,366
                                         ----------             ----------
     Total Current Liabilities              970,542                941,615
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          93,784                107,952
                                         ----------             ----------
     Total Liabilities                    1,064,326              1,049,567
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,883,387 shares issued and
     outstanding as of June 30, 2006 and
     12,867,250 shares issued and
     outstanding as of December 31, 2005    429,413                428,869
   Additional paid-in capital             1,890,307              1,875,888
   (Accumulated deficit)
      retained earnings                  (1,780,869)           (1,817,884)
                                         ----------             ----------
     Total Stockholders' Equity             538,851                486,873
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,603,177             $1,536,440
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June  30,
                             2006            2005           2006           2005
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $   203,329    $  192,076      $   379,169   $  277,484
                        -----------   -----------         --------     --------
     Total revenues         203,329       192,076          379,169      277,484
                       -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         18,184        47,318          36,141        91,530
  Contract Labor             64,605        82,479          140,519      234,468
  Telephone & utilities       7,655        18,368           16,513       45,497
  Taxes - property & payroll  8,126         9,803           16,130       20,095
  Insurance                     492          657               984        1,044
  Supplies                   12,819         3,596           16,729       12,902
  Small equipment & repairs   2,571        14,799            3,000       26,697
  Drayage                    13,240         8,618           25,666       14,983
  Corporate expenses         10,488         6,263           11,488        7,263
  Legal and accounting        1,270         2,077            3,350        5,720
  Compliance/Safety          10,009         2,533           12,493        3,378
  Depreciation & amortization  8,169        7,324           19,060       14,224
  Other expenses               8,123       10,701           11,543       17,904
                           ----------   ----------        -------       -------
  Total operating expenses   165,751      214,536         313,616       495,705
                          ----------    ----------       --------      --------
    Loss from operations     37,578      (24,460)       $   65,553   $(218,221)

Other Income & (Expense):
  Other income (expense)   (13,171)       (11,133)       (27,738)      (26,898)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes  24,407        (33,593)        37,815      (245,119)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense) (800)           (800)         (800)          (800)
                         ----------    -----------     ---------     ----------
Net  profit (loss)    $     23,607 $      (34,393) $      37,015 $    (245,919)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
   Gain per share    $       .002   $       (.003) $         .003  $     (.019)
                      ============    ============      =========     =========
Shares used in the
   calculation of net
   loss income per share 12,883,387     12,867,250      12,883,387   12,867,250
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2006 and June 30, 2005

                                             Six Months Ended June 30,
                                               2006                   2005
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                              $  37,015         $   (245,919)
  operating activities:
     Depreciation and amortization                19,060                14,224
     (Increase)Decrease in
        accounts receivable                      (8,193)              (13,989)
     Decrease(Increase) in inventory            (71,725)               302,534
     (Increase)Decrease in other
       current assets                                984               (1,438)
     (Decrease) increase in accounts payable
       and accrued expenses                      (33,742)              (1,535)
    (Decrease) increase in short term notes       62,868               (4,417)

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                          6,267                49,460
                                           ------------            -----------

Cash Flows From Investing Activities:

  Purchase of mining property                      -                 (124,750)
  Purchase of fixed assets                          -                 (18,750)
  Other assets bonds misc. deposits               -                      -
                                             -------------         -----------

  Net cash used by
    investing activities                            -                (143,500)
                                             -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) in bank overdraft             -200                 -
  Increase (decrease) notes payable              -14,168               113,898
  Proceeds from sale of common stock                 544
  Additional paid-in capital                      14,419
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                             595               113,898
                                               ------------       ------------

  (Decrease) increase in cash                      6,862                19,858

Cash, beginning of period                                0               9,857
                                                ------------        ----------
Cash, end of period                           $    6,862           $    29,715
                                               ============       ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     32,065         $     17,326
                                             ============         ============
    Income taxes                             $        800         $        800
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2006 and December 31, 2005, the results of operations for the three-month & six-month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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

During the first half of 2006 the price of gold increased by $100.50 per ounce to $613.50 per ounce (P.M. London fix) on June 30, 2006.

BALANCE SHEET COMPARISONS

Current Assets increased by $85,796 (14%) primarily due an increase in the value of gold inventory and an increase in cash as a result of gold sales.

Fixed Assets, Liabilities and Equity did not change substantially.


STATEMENT OF OPERATIONS

Revenues for the three-month period ended June 30, 2006 increased by $11,253 (6%) compared to the same period in 2005 primarily due to increased sales as well as a higher gold price during the period. Revenues for the six-month period ended June 30, 2006 increased by $101,685 (37%) compared with the same period for 2005 for the same reasons listed for the three month period.

Changes in the Company's operating expenses are reflected as follows:

1. For the three and six-month periods ended June 30, 2006 wages & salaries decreased by $29,134 (62%) and $55,389 (61%) respectively compared to the same periods in 2005 due to the conversion of the office staff and gold sales staff to employment with sub-contractor Morning Glory Gold Mines.

2. Contract labor decreased by $17,874 (22%) for the three-month period ended June 30, 2006 compared the same period in 2005 and decreased $93,949 (40%) for the six month period compared to the same period in 2005 as the mine operation was minimal.

3. Telephone and utilities decreased $10,713 (58%) for the three-month period ended June 30, 2006 and decreased $28,984 (64%) for the six-month period ended June 30, 2006 compared to the same periods in 2005 due to no pumping to-date for 2006.

4. For the three and six-month periods ended June 30, 2006 supplies increased by $9,223 (256%) and $3,827 (30%) respectively compared to the same periods in 2005 due to increased prices and restocking depleted inventory.

5. For the three and six-month periods ended June 30, 2006 small equipment and repairs decreased $12,228 (83%) and $23,697 (89%) respectively compared to the same periods in 2005 due to a decrease in equipment repairs and purchases.

6. For the three and six-month periods ended June 30, 2006 drayage increased $4,622 (54%) and $10,683 (71%) respectively compared to the same periods in 2005 due to the increase in gas prices.

7.  Corporate expenses increased by $4,225 (67%)for the three months ended
June 30, 2006 and $4,225 (58%) for the six months ended June 30, 2006 compared to the same periods in 2005 primarily due to an increase in the cost of mailing the Company's annual report and increases in other expenses related to the annual meeting.

8. For the three-month period ended June 30, 2006, the Company recorded a profit of $24,407 (before taxes) compared to a loss of $33,593 for same period in 2005. The $58,000 (173%) difference is due to an increase in the price of gold and decreased expenses. For the six-month period ended June 30, 2006, the Company recorded a profit of $37,815 (before taxes) compared to a loss of $245,119 for the same period in 2005. The $282,934 difference (115%) is also due to the increase in the price of gold and decreased expenses.

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

PART II

LEGAL PROCEEDINGS

1. Plaintiff in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004. Case No. 6293, Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage). Defendants appealed their loss of an anti slap motion to the California Appeals Court, Third District.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2006.

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

/s/Michael M. Miller
President and Director
Dated:  August 14, 2006