Form 10QSB
period 2006-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2006-11-09
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2006       Commission File No. 001-10156



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

                        Yes: x                      No:



As of September 30, 2006, 12,883,387 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                 September 30, 2006 and December 31, 2005

                                September 30, 2006       December 31, 2005
ASSETS

Current Assets
   Cash                                  $   10,525             $        0
   Accounts receivable                            0                    247
   Inventory                                660,979                626,649
   Other current assets                       1,595                  1,476
                                         ----------             ----------
     Total current assets                   673,099                628,372
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          216,895                217,591
   Real estate and mineral property         502,099                501,403
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                982,515                982,515
   Buildings                                209,487                209,487
   Vehicles                                 253,128                253,128
                                         ----------             ----------
                                          1,445,130              1,445,130
Less accumulated depreciation            (1,299,470)            (1,272,241)
                                         ----------             ----------
     Net fixed assets                       145,660                172,889
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,553,938             $1,536,440
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  280,275                270,635
Due to related party                        417,879                235,614
Notes payable due within one year           425,029                435,366
                                         ----------             ----------
     Total Current Liabilities            1,123,183                941,615
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          93,921                107,952
                                         ----------             ----------
     Total Liabilities                    1,217,104              1,049,567
                                         ----------             ----------

Stockholders' Equity
  Capital stock, par value $.03:
  30,000,000 shares authorized:
  12,883,387 shares issued and
  outstanding as of Sept. 30, 2006 and
     12,867,250 shares issued and
outstanding as of December 31, 2005         429,413                428,869
   Additional paid-in capital             1,890,307              1,875,888
   (Accumulated deficit)
      retained earnings                  (1,982,886)           (1,817,884)
                                         ----------             ----------
     Total Stockholders' Equity             336,834                486,873
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,553,938             $1,536,440
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2006            2005           2006           2005
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sale s    $    83,011 $  110,426   $     462,181   $   387,910
                           -----------   -----------      --------     --------
     Total revenues             83,011    110,426         462,181       387,910
                            -----------   -----------    --------      --------
Operating expenses:
  Salaries and wages            16,854     52,885          52,995       144,415
  Contract Labor               159,680     89,027         306,811       330,096
  Telephone & utilities         12,959     25,357          29,471        70,854
  Taxes - property & payroll     8,245     10,422          24,375        30,517
  Insurance                      1,162        905           2,146         1,949
  Supplies                      13,120      1,237          29,849        17,290
  Small equipment & repairs      3,063        0             6,062        23,546
  Drayage                       16,940      5,306          42,606        20,289
  Corporate expenses             1,000      1,154          12,488         8,417
  Legal and accounting           3,844      5,809           7,254        11,435
  Compliance/Safety             12,156      4,842          24,589         8,907
  Depreciation & amortization    8,169      7,324          27,229        21,548
  Other expenses                  830      2,308            5,763        13,018
                           ----------   ----------        -------       -------
  Total operating expenses     258,022    206,576         571,638       702,281
                          ----------    ----------       --------      --------
Profit (Loss) from operations (175,011)   (96,150)      (109,457)     (314,371)

Other Income & (Expense):
  Other income (expense)      (26,206)    (25,631)       (54,744)      (52,529)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes   (201,217)    (121,781)     (164,201)     (366,900)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)  (800)                         (800)        (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $   (202,017)  $  (121,781) $    (165,001)   $ (367,700)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earning per share     $     (.009)   $     (.009)  $        (.03) $     (.03)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share  12,867,250    12,867,250       12,867,250   12,867,250
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2006 and Sept. 30, 2005

                                             Nine Months Ended Sept. 30,
                                               2006                   2005
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)
  Operating activities: )                     $ (165,001)          $ (367,700)
     Depreciation and amortization                 27,229              21,548
     (Increase)Decrease in
        accounts receivable                           247              1,052
     Decrease(Increase) in inventory              (34,300)            313,492
     (Increase)Decrease in other
       current assets                                (119)              (807)
     (Decrease) increase in accounts payable
       and accrued expenses                          9,839            (7,117)
    (Decrease) increase in short term notes        171,928             65,239

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                            9,793              25,707
                                              ------------         -----------

Cash Flows From Investing Activities:

  Purchase of mining property                           -          (124,750)
  Purchase of fixed assets                             -           (18,750)
  Other assets bonds misc. deposits                    -                  -
                                              -----------        -----------

  Net cash (used) provided by
    investing activities                              -            (143,500)
                                               -----------        -----------

Cash Flows From Financing Activities

  Increase (decrease) bank overdraft                 (200)
  Increase (decrease) notes payable               (14,031)         109,480
  Proceeds from sale of common stock                  544
  Additional paid-in capital                      (14,419)
                                                -----------      ------------
  Net cash provided (used) provided by
    financing activities                             732            109,480
                                               ------------     ------------

  (Decrease) increase in cash                         10,525         (8,313)

Cash, beginning of period                               0             9,857
                                                ------------       ----------
Cash, end of period                              $    10,525    $     1,544
                                               ============      ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     57,698       $     45,002
                                             ============       ============
    Income taxes                             $        800       $       800
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2006 and December 31, 2005, the results of operations and cash flows for the three-month & nine-month periods ended Sept. 30, 2006 and 2005. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. According to statement by the federal Mines Safety Health Administration, it is the only underground single product (gold) mine in production in the United States today. The same company owns and operates the mine. Original Sixteen to One Mine Inc, (owner) was incorporated in California in 1911. Experts estimate that less than twenty percent of the proven and probable ore deposit has been mined. Production is approximately 1,500,000 ounces of gold.

There are over twenty-eight miles of horizontal workings and millions of cubic feet of vertical excavations called stopes. The entire grounds are not maintained for mining. Once an area is targeted for exploration or development, travel ways and escape routes are brought into safety compliance. Personell set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to separate the ore underground. This has the positive affect of reducing the volume of material from the mine, thereby reducing cost. In 1992, the company initiated a gold marketing plan of selling gold in quartz as a gemstone. This produces revenue significantly greater than selling gold into the spot market. Demand for the Sixteen to One gold-in-quartz gemstone exceeds supply.

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



BALANCE SHEET COMPARISONS

For the nine month period ended September 30, 2006 current liabilities increased by $181,568 (19%) as the Company borrowed funds to maintain its operation. Stockholders equity decreased by $150,039 (31%) due to expenses exceeding revenues. Other changes to the balance sheet were insignificant.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2006 decreased by $27,415 (25%) compared to the same period in 2005 due to a lack of gold production. Revenues increased by $74,271 (20%) for the nine-month period ended Sept. 30, 2006 compared to the same period in 2005 due to increased sales and higher gold prices.

Changes in the Company's operating expenses are reflected as follows:

1. For the three and nine-month periods ended Sept. 30, 2006 wages & salaries decreased by $36,031 (68%) and $91,420 (63%) respectively compared to the same periods in 2005 due to the conversion of the office staff and gold sales staff to employment with sub-contractor Morning Glory Gold Mines.

2. Contract labor increased by $70,653 (79%) for the three-month period ended Sept. 30, 2006 compared the same period in 2005 due to increased activity at the mine. For the nine-month periods the change is insignificant.

3. For the three and nine-month periods ended Sept. 30, 2006 utilities expense decreased by $12,398 (49%) and $41,383 (58%) respectively compared to the same periods in 2005 due to decreased pumping.

4. Property and Payroll taxes for both the three-month and the nine-month periods ended September 30, 2006 decreased by 20% due to decreased payroll taxes. (See #1 above)

5. For the three-month period ended Sept. 30, 2006 supplies expense increased by $11,883 (960%) due to a significantly up scaled operation in 2006. For the nine month period ended Sept. 30, 2006 supplies expense increased by $12,559 (72.6%) compared to the same period in 2005 for the same reason.

6. Small equipment and repairs increased by $3,063 for the three months ended Sept. 30, 2006 and increased $17,484 (74%) for the nine-month period due to increased activity at the mine.

7. For the three and nine-month periods ended Sept. 30, 2006 drayage increased by $11,634 (219%) and $4,071 (48%) respectively due to increases in fuel costs and increased activity at the mine.

8. For the nine-month period ended September 30, 2006 corporate expenses decreased by $4,071 (48%) due to less board meetings. For the three month period the change was insignificant.

9. For the three and nine-month periods ended Sept. 30, 2006 legal and accounting decreased by $1,965 (34%) and $4,181 (36.5%) respectively due to
....

10. For the three and nine-month periods ended Sept. 30, 2006 compliance and safety increased by $7,314 (151%) and $15,682 (176%) due to payment of
penalties settled out of court and increased activity at the mine.   ???

11. For the three-month period ended Sept. 30, 2006, the Company recorded a loss of $202,017 compared to a loss of $121,781 for same period in 2005 the $80,236 (66%)difference is due primarily to increased activity resulting in higher expenses and a lack of production. For the nine-month period ended September 30, 2006 the company recorded a loss of $165,000 compared to a loss of $367,698 for the same period in 2005 the $202,698 (55%) difference is due to a downsized operation in the first half of 2006 as well as increased gold prices.

SUBSEQUENT EVENTS

On October 6, 2006 a small bunch of high grade gold was inventoried. Its slab value was estimated at $200,000. Additional production in October yielded approximately another $50,000 worth of gold quartz gem-stone material.

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

/s/Michael M. Miller
President and Director
Dated:  November 9, 2006