Form 10QSB/A
period 2006-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2006-11-09
CIK 74925

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
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2006            2005           2006           2005
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sale s    $    83,011 $  110,426   $     462,181   $   387,910
                           -----------   -----------      --------     --------
     Total revenues             83,011    110,426         462,181       387,910
                            -----------   -----------    --------      --------
Operating expenses:
  Salaries and wages            16,854     52,885          52,995       144,415
  Contract Labor               159,680     89,027         306,811       330,096
  Telephone & utilities         12,959     25,357          29,471        70,854
  Taxes - property & payroll     8,245     10,422          24,375        30,517
  Insurance                      1,162        905           2,146         1,949
  Supplies                      13,120      1,237          29,849        17,290
  Small equipment & repairs      3,063        0             6,062        23,546
  Drayage                       16,940      5,306          42,606        20,289
  Corporate expenses             1,000      1,154          12,488         8,417
  Legal and accounting           3,844      5,809           7,254        11,435
  Compliance/Safety             12,156      4,842          24,589         8,907
  Depreciation & amortization    8,169      7,324          27,229        21,548
  Other expenses                  830      2,308            5,763        13,018
                           ----------   ----------        -------       -------
  Total operating expenses     258,022    206,576         571,638       702,281
                          ----------    ----------       --------      --------
Profit (Loss) from operations (175,011)   (96,150)      (109,457)     (314,371)

Other Income & (Expense):
  Other income (expense)      (26,206)    (25,631)       (54,744)      (52,529)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes   (201,217)    (121,781)     (164,201)     (366,900)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)  (800)                         (800)        (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $   (202,017)  $  (121,781) $    (165,001)   $ (367,700)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earning per share     $     (.016)   $     (.009)  $        (.013) $     (.03)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share  12,883,387    12,867,250       12,883,387   12,867,250
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