Form 10QSB/A
period 2006-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2006-11-09
CIK 74925

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

4. Property and Payroll taxes for both the three-month and the nine-month periods ended September 30, 2006 decreased by 20% due to decreased payroll taxes. (See #1 above)

5. For the three-month period ended Sept. 30, 2006 supplies expense increased by $11,883 (960%) due to a significantly up-scaled operation in 2006. For the nine month period ended Sept. 30, 2006 supplies expense increased by $12,559 (72.6%) compared to the same period in 2005 for the same reason.

6. Small equipment and repairs increased by $3,063 for the three months ended Sept. 30, 2006 and increased $17,484 (74%) for the nine-month period due to increased activity at the mine.

7. For the three and nine-month periods ended Sept. 30, 2006 drayage increased by $11,634 (219%) and $4,071 (48%) respectively due to increases in fuel costs and increased activity at the mine.

8. For the nine-month period ended September 30, 2006 corporate expenses decreased by $4,071 (48%) due to fewer board meetings. For the three month period the change was insignificant.

9. For the three and nine-month periods ended Sept. 30, 2006 legal and accounting decreased by $1,965 (34%) and $4,181 (36.5%) respectively due to decreased legal expenses.

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