Form 10KSB
period 2006-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2007-02-26
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-KSB



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2006
                    Commission File No. 001-10156



                        ORIGINAL SIXTEEN TO ONE MINE, INC.
                (Exact name of registrant as specified in its charter)



                   CALIFORNIA                            94-0735390
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

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

                        Yes: x                       No:



As of December 31, 2006, 12,890,204 shares of Common Stock, par value $.033 per share, were issued and outstanding.



PART I

GENERAL NOTE

In accordance with directive from the Securities and Exchange Commission
(SEC) and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

ITEM 1:  BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 in California. It mines gold on properties it owns in fee simple or on which it has claims, in the Alleghany Mining District, about 65 miles northeast of the intersection of I-80 and California State Route 49.

The primary operation is the Sixteen to One mine from which more than 1,111,540 troy ounces of gold have been retrieved since the mine commenced operation in 1896. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Current activities are focused on the 1,000 and 1,100 foot levels. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards.

Operations are characterized by significant amounts of preparation, tunneling, underground property maintenance and upgrading, all of which are necessary to permit access to and extraction of gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during these periods, little gold is mined. At other times, miners are primarily searching for gold. Accordingly, business is subjected to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or underground development and the other as a function of gold production. The operation resembles the classical "boom or bust" cycles regardless of outside influences.

Metal detection technology enables miners to detect gold from zero to 48 inches from quartz faces in the wall rock. (The size of the concentration is a factor). Miners work with other companies interested in developing new technologies for deeper penetration. These arrangements allow the Company to benefit from research activities without incurring the full costs associated with research and development.


Advancement in metal detection technology has steadily progressed over the past ten years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed; however, the hardware used in advanced gold detection has continued to improve. Also the same physics principles that are used in governmental programs for Directed Energy Weapons may stimulate research and development.

For accounting purposes gold revenues are accrued when the metal has been recovered. For tax purposes revenues are not recognized until the gold is sold. Rare highgrade gold and quartz is sold at a premium to museums, collectors and jewelry manufacturers. This market has become a significant financial factor since its beginning in 1993. Demand for the Sixteen to One gold quartz gemstone is currently greater than the amount mined.

The Company lacks sufficient funds to implement major construction projects to significantly increase production of gold. Sinking a new shaft in the center of the mine is one project. The company has plans to raise working capital for this project. Other mining related projects are: joining a public stock exchange, building and testing a gold detector specifically designed for the Sixteen to One vein. Future development and testing of advanced metal detection will likely increase the production of gold.

Supplies and equipment used for underground exploration are commonly available. Labor requirements are available. The Company believes that within the Sixteen to One mine substantial exploration opportunities exist.

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

On June 22, 2005, the Company acquired the mineral rights to fourteen claims, the patent rights to one claim and the mill of the Gold Crown mine, adjacent to the Sixteen to One Mine. The Board of Directors decided that it is a long-term investment and important to the long-term welfare of the Company.

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

The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. It maintains a website: www.origsix.com.

Risk Factors

(a) Price of Gold

The price of gold has increased significantly from the low of $254 in 1999. Any significant drop in the price of gold may have an adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by increasing production or jewelry sales.

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

(c) Governmental Regulation

The financial statements for the years 2005 and 2006 have not been audited by a Securities Exchange Commission (SEC) accounting firm due to the existence of an unpaid bill. Therefore, the Company is not in compliance with this SEC regulation.

Mining is generally subjected to regulation by state and federal authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. Laws may change preventing or delaying the commencement or continuance of given operations.

The Company is in compliance with all known safety and environmental standards and regulations. There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect.



(d) Liquidity

Gold inventory at December 31, 2006, was $749,009, primarily as specimens or gold held for jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. The difference in the recorded value and the actual cash value is a significant increase in determining asset value but cannot be included on the balance sheet due to accounting rules. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.

(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site. Exposure is limited. The price of stock may not accurately reflect its fair market value because of the limited marketplace. The company maintains no program to support or promote its stock and is unlikely to conduct a program until a public marketplace is secured.

ITEM 2:  PROPERTIES

Properties

The Sixteen to One mine was incorporated into Original Sixteen to One Mine, Inc. in 1911. Properties acquired prior to 1925 are carried on the Company's books at their original purchase price and are fully amortized through depletion. The Company has acquired additional mining properties for $470,017. No depletion has been applied to those properties.

The Alleghany properties consist of 26 patented claims (470 acres) and an additional 82 unpatented claims and 160 acres of mineral rights on patented claims. In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (540 acres) 22 unpatented claims (440 acres). The following table sets forth further information with respect to the Company's mining claims.




ALLEGHANY DISTRICT:

PATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

     NAME OF CLAIM                 NAME OF CLAIM

     Belmont                       Rainbow Fraction
     Number Three                  Twenty-One
     Eclipse Quartz                Eclipse Extension
     Tightner Extension            Contract
     Alene                         Valentine
     Red Star                      Bartlett
     Farnham Gold Quartz Mine      Belmont #2
     Contract Extension            Hanley Quartz Mine
     Noble                         Sixteen to One
     Groves Gold Quartz Mine       Denver
     Happy Jack Extension          Ophir
     Rainbow Extension             Happy Jack
     Marion Lode                   Sphoon


UNPATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

     NAME OF CLAIM               NAME OF CLAIM

     La Jard Lode                Tightner No. 4 Lode
     Tagalog Lode                Bald Mountain Placer #2
     Tightner # 5 Lode           Cumberland Lode
     Oversight Lode              Tightner No. 6 Lode
     Aurora Lode                 Tightner No. 1 Lode
     East Bartlett Lode          Copeland Two Lode
     Tightner No. 2 Lode         Red Star Ext Placer
     Antique Lode                Tightner No. 3 Lode
     Buckeye Placer              Bullion Lode
     Alene Ext Lode              Amethyst Lode
     Lava #1 Lode                Bartlett Ext Lode
     Amethyst Ext Lode           Lava #2 Lode
     Illocano Lode               Mabel Lode
     Lava #3 Lode                Bal Lode
     Margaret Lode               Alling One Lode
     Verde Lode                  Phoebe Lode
     Alling Two Lode             Butterfly Lode
     Blue Jay Lode               Lady Bug Lode
     North Star Lode             Triple M Lode
     South Fork Placer           Honey Bee Lode
     Mayflower Lode              Copeland One Lode
     Bald Mountain Placer        Parkman Placer
     Oregon Creek Placer         Apache
     Patriot                     Patriot Extension
     Tomahawk                    Thunderbolt
     Bradley                     Hercules
     Rattlesnake Quartz          Eclipse
     Eclipse Extension           White Oak
     Dog Wood                    Highview
     Lucky Cross                 Aetna
     Marion Extension            Vaughn #1
     Harold #1                   Vaughn #2
     Harold #2                   Reliance
     Fighting Bob                Plumbago
     Alice                       Alice Annex
     Fifty-fifty                 General Sherman N. Extension
     Heckley                     Hidden Treasure
     Hidden Treasuer Annex       Jumbo
     Right Place                 No Better
     No Better Extension         Wonder Gold Mines Mill site
     Wonder #1                   Wonder #2

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


PART II

ITEM 4:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS
Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2002 through 2006 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2006  $ 1.00  $  .75  $  1.00  $ .75  $ 1.00  $ 1.00  $ 1.00  $   .95
    2005    .65      .60     .75     .50     .60     .60     1.00     .40
    2004    .83      .62     .75     .72    1.00    .60       .75     .42
    2003    .90      .85     .83     .38     .70     .50      .60     .60
    2002    .86      .22     .86     .60     .32     .20      .55     .20
    2001    .234    .167    .400    .250    .300    .267     .400    .150
    2000    .333    .187    .354    .210    .397    .210     .333    .127
    1999    .357    .230    .417    .167    .354    .230     .354    .210
    1998    .730    .544    .687    .520    .687    .294     .417    .294
    1997   1.294   1.084   1.417    .960   1.334    .960    1.000    .627
    1996   1.544   1.250   1.584   1.437   1.520   1.377    1.334   1.250
    1995   1.314   1.084   1.250    .877   1.750   1.044    1.627   1.250

Note: The Company offered a 3 for 1 stock split in 2001. Accordingly, share and per share data has been restated for all periods presented to give effect to the split.

ITEM 5:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management believes that the assets of the Company are understated. Gold Inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. On hand jewelry is recorded at labor plus gold cost.

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



Balance Sheet

(a) Comparison of 2005 with 2006

Inventory increased by $122,360 (19%) due to an increase in the price of gold during 2006.

Notes due to related parties increased by $254,279 as the Company relied on loans from related parties to cover operating expenses in 2006.

Long term notes decreased by $26,425 (24%) as the Company made regular payments on existing loans.

In order to round the par value down to three decimal places the common stock account was decreased by $3,492 at December 31, 2006.

Statement of Operations

(b) Comparison of 2005 with 2006

Revenues increased by $279,982 (54%)as a result of a small pocket of gold that was mined in October as well as an increase in the value of gold.

Salaries and wages decreased $98,249 (58%) due to transference of most of the workforce to sub-contractor Morning Glory Gold Mine's payroll.

Telephone & utilities decreased by $36,791 (44%) as a result of decreased pumping in 2006.

Supplies expense increased by $18,514 (83%) as a result of restocking.

Small equipment & repairs expense decreased by $4,157 (17%).

Drayage expense increased by $33,954 (148%) due to higher gas and diesel prices.

Corporate expense increased by $4,011 (36%) due to a change in a bookkeeping category from the previous year.

Legal and Accounting decreased by $5,368 (39%) due to minimal legal activity.

Compliance and safety increased by $9,389 (41%) mainly due to the cost of a monthly contract with an outside Mine Rescue Team as the result of the disbanding of the Lassen County Mine Rescue Team which previously provided availability free of charge.

The company showed a net loss of $111,490 for the twelve-month period ended December 31, 2006 compared to a loss of $407,764 for the same period ending December 31, 2005. The loss decrease of $296,274 is due to increased revenue as a result of increased production in 2006 compared to 2005.

The basic and diluted loss per share for 2006 totaled .001 compared with a loss of .03 per share in 2005.


Balance Sheet Comparisons

(c) Comparisons of 2005 with 2004

Current Assets decreased by $314,424 (33%) during the twelve-month period ended December 31, 2005 due to disappointing gold production resulting in a decrease of Gold Inventory as quantities sold were not replenished.

Mining property increased by $64,500 (9%) with the purchase of the Gold Crown Mine adjacent to the Sixteen to One Mine in Alleghany.

Fixed assets increased by $50,127 (41%) as the Company acquired $29,000 in mining equipment with the purchase of the Gold Crown Mine as well as a fully operational mill.

Current liabilities increased by $107,282 (13%) as the Company relied on its creditors more heavily due to a lack of sufficient Gold Revenue to support operations.

Long term liabilities increased by $100,685 (138%)due to issuance of a ten-year note for the purchase of the Gold Crown Mine.


Statement of Operations

(d) Comparison of 2004 with 2005

Revenues decreased by $863,354 (63%) due to disappointing gold production in 2005.

Operating Expenses decreased by $61,382 (7%) as the operation was downsized considerably in the fourth quarter of 2005.

For the twelve-month period ended December 31,2005 the company shows a loss of $407,764 compared to a profit of $399,863 for the same period in 2004. This significant change was caused by the absence of money for daily working capital and long term investment in infrastructure.

The basic and diluted loss per share for 2005 was .03 compared to a profit of .03 per share in 2004.


SUBSEQUENT EVENTS

 None

ITEM 6:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.




PART III

ITEM 7:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 23, 2007. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    64  President
                          & Director       1983              1977

Scott K. Robertson    50  Treasurer
                          & Director       1999              1999
Hugh Daniel O'Neill   64  Director         N/A               2002

Rae Bell Arbogast     41  Secretary        2002              N/A

Michael M. Miller-Director, President and CEO

As President and Chief Executive Officer, Mr. Miller is responsible for the day to day operations of the Company. In 1975, Mr. Miller became the sole proprietor of Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). In 1991 he was appointed a member of the Sierra County Planning Commission (Chairman in 1992, 1993, 1999 and 2000) until 2001. Mr. Miller is licensed as a California Class A general engineering contractor.
He is a member of the American Institute of Mining Engineers.   In 1965, Mr.
Miller received a B.A. from the University of California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.

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

Rae Bell Arbogast ~ Secretary

Rae Bell has worked for the Sixteen to One Mine since January 1996. In 1998 she completed an Accounting Course from the University of Nevada at Reno and several computer courses. Her responsibilities include managing the corporate office, inventory control and preparing the Company's financial statements.

Rae Bell is President of the Pliocene Ridge Community Services District and a Director of the Alleghany County Water District. She is Curator and a Director of Underground Gold Miners Museum. She is a volunteer Emergency Medical Technician with the Fire Department. She was born in Southern California and moved to the Alleghany area with her family in 1975. Her father worked as a miner at the Ruby and Carson Mines. Prior to employment with the Company she was self-employed.


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

In April 1996, the Board of Directors adopted, subject to shareholders approval the Company's Stock Incentive Plan for employees and directors. Shareholders approved the plan on June 22, 1996.


Management Remuneration for the Period Ended December 31, 2004

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2006  $ 60,000       0         0             0
President & CEO  2005  $ 60,000       0         0             0
                 2004  $ 60,000       0         0             0



The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        450,000 shares       $ .230 per share
     Issued June 30, 1998        150,000 shares       $ .710 per share

Note:  No options were granted in recent years.
These options vest ratably over a five-year period beginning one year from the date of grant.

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


ITEM 9:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common   M. Blair Hull                1,962,822            15.2%
         Hull Trading Co.
         401 So. LaSalle, Ste. 505
         Chicago, IL  60605

Common   Kathy N. Hull                1,490,250             12%
         11 Sierra Ave.
         Piedmont, CA  94611


Common   Michael M. Miller            1,032,597              8%
         Officer and Director
         P.O. Box 941
         Alleghany, CA  95910

Common   Charles I. Brown
         Family Partnership LTD         844,168             6.5%
           P.O. Box 1835
           Edwards, CO 81632

Common   Scott K. Robertson             147,865              1.1%
         Officer and Director
         12391 Deer Park Drive
         Nevada City, CA  95945

Common   Hugh Daniel O'Neill              13,154             .1%
         Director
         227 Prospect St.
         Nevada City, CA  95959

Common   Rae Bell Arbogast               13,158            .1%
         Secretary
         P.O. Box 919
         Alleghany, CA 95910

Common   All Officers & Directors     5,504,014             42.6%
                (as a group)

PART IV

ITEM 10:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2006 and December 31, 2005, the results of operations and cash flows for the twelve-month periods ended December 30, 2006, 2005 and 2004. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
February 22, 2007



Balance Sheet

                                       December 31, 2006 & December 31, 2005

ASSETS
                                                        2006        2005
Current Assets
  Cash                                            $   1,222     $     -
   Accounts receivable                                    -           247
   Inventory                                        749,009       626,649
   Other current assets                               1,103         1,476
                                                    -------       -------
    Total current assets                            751,334       628,372
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                218,287      217,591
   Real estate and mineral property                 500,707      501,403
                                                    -------      -------
   Total Mining Property                            718,994      718,994
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        982,515      982,515
   Buildings                                        209,487      209,487
   Vehicles                                         255,128      253,128
                                                  ---------    ---------
  Total fixed assets a cost                       1,447,130    1,445,130
                                                  ---------    ---------
Less accumulated depreciation                   (1,301,126)  (1,272,241)
                                                -----------  -----------
   Net fixed assets                                 146,004      172,889
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          16,185       16,185
                                                  ---------      -------

   Total Assets                                  $1,632,517   $1,536,440
                                                ==========    ==========


Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2006       2005
Current Liabilities
   Accounts payable & accrued expenses              $  237,947   270,635
   Due to related party                                489,893   235,614
   Notes payable due within one year                   428,830   435,366
                                                      --------   -------
   Total Current Liabilities                         1,156,670   941,615
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                     81,527   107,952
                                                      --------   -------
Total Liabilities                                   1,238,197  1,049,567
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 12,890,204 shares
   issued and outstanding as of    December 31, 2006
   And 12,867,250 shares issued and outstanding
   as of December 31,2005                          425,377       428,869
   Additional paid-in capital                    1,898,317     1,875,888
   (Accumulated deficit)
   Retained earnings                           (1,929,374)   (1,817,884)
                                              ------------   -----------
   Total Stockholders' Equity                      394,320       486,873
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $1,632,517   $1,536,440
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2006      2005       2004
Revenues:
Gold & jewelry sales                            794,086    514,104   1,377,458
                                                 ------    -------     -------
   Total Revenues                               794,086    514,104   1,377,458

Operating expenses:
   Salaries and wages                              70,754    169,003   139,571
   Contract Labor                                 444,511    384,867   377,346
   Telephone & utilities                           45,917     82,708   102,888
   Taxes - property & payroll                      32,896     39,451    38,497
   Insurance                                        2,638      2,441     6,162
   Supplies                                        40,795     22,281    64,445
   Small equipment & repairs                       19,988     24,145    43,017
   Drayage                                         56,755     22,801    27,836
   Corporate expense                               14,988     10,977    10,705
   Legal and accounting                             8,316     13,684    11,471
   Compliance & Safety                             32,018     22,629    11,363
   Depreciation & amortization                     28,886     28,873    31,872
   Other expenses                                  30,315     25,597    45,666
                                                  -------     ------    ------
   Total operating expenses                       828,777    849,457   910,839

   Profit (Loss) from operations                  (34,691)  (335,353)  466,619

Other Income & (Expense):
Interest Expense                                 (81,340)   (72,608)  (64,522)
Other expense                                     (2,026)    (2,959)   (4,041)
Other income                                       7,367      3,956      2,607
                                               ---------   --------  ---------
   Total other (expense) income                  (75,999)   (71,611)  (65,956)

   Profit (Loss) before taxes                    (110,690)  (406,964)  400,663

   Income tax expense                               800         800        800

Net (loss) income                          $  (111,490)  $ (407,764) $  399,863
                                              =========  ==========   =========

Basic and diluted gain (loss) per share $ (.001) $ (.03) $ .03 Shares used in the calculation of net
   (loss) income per share                   12,890,204  12,867,250  12,867,250
                                                ========   =========   ========




Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2006, 2005,  2004


Cash Flows From Operating Activities:
                                                    2006      2005         2004

Net profit (loss)                            $  (111,490) $ (407,764) $ 399,863
Operating activities:
   Depreciation and amortization                  28,886      28,873    31,872
   Decrease(Increase) in accounts receivable         247       3,719      (762)
   Decrease(Increase) in inventory              (122,360)    301,163  (307,034)
   Decrease (Increase) in other current assets       373        (315)    4,614
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes        215,054     107,082   (53,874)
                                                   --------  -------  ---------
Net cash (used) provided by operating activities  10,710      32,758    4,679

Cash Flows From Investing Activities:
   Purchase of Real Estate                            -      (64,500)       -
   Purchase of fixed assets                       (2,000)    (79,000)  (44,532)
   Other assets Bonds Misc. deposits                -         -            -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities  (2,000)   (143,500)  (44,532)

Cash Flows From Financing Activities
 Bank overdraft increase (decrease)                  -           200      -
 Increase (decrease) notes payable               (26,425)    100,685   (20,330)
 Proceeds from sale of common stock               (3,492)       -          -
 Paid in Capital from Shareholders                22,429          -        -
                                                   -------- --------   --------
 Net cash provided (used) by financing activities (7,488)    100,885   (20,330)

 (Decrease)increase in cash                        1,222      (9,857)    9,817
 Cash, beginning of period                            -        9,857        40
                                                    ------   -------   --------
 Cash, end of period                             $  1,222         0  $   9,857
                                                 ========    =======  ========