Form 10QSB
period 2007-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2007-04-24
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2007       Commission File No. 001-10156



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

                        Yes:  x                     No:



As of March 31, 2007, 12,890,204 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2007 and December 31, 2006

                                    March 31, 2007       December 31, 2006
ASSETS

Current Assets
   Cash                                  $    2,125              $   1,222
   Accounts receivable                        1,290                    -
   Inventory                                685,649                749,009
   Other current assets                         611                  1,103
                                         ----------             ----------
     Total current assets                   689,675                751,334
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          218,287                218,287
   Real estate and mineral property         500,707                500,707
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                982,515                982,515
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,447,130              1,447,130
Less accumulated depreciation            (1,306,450)            (1,301,126)
                                         ----------             ----------
     Net fixed assets                       140,680                146,004
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,565,534             $1,632,517
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      243,991                237,947
Due to related party                        579,270                489,893
Notes payable due within one year           429,339                428,830
                                         ----------             ----------
     Total Current Liabilities            1,252,600              1,156,670
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         73,998                81,527
                                         ----------             ----------
     Total Liabilities                    1,326,598              1,238,197
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,867,250 shares issued and
     outstanding as of March 31, 2005 and
     December 31, 2004                      425,377                425,377
   Additional paid-in capital             1,898,317              1,898,317
   (Accumulated deficit)
      retained earnings                  (2,084,758)           (1,929,374)
                                         ----------             ----------
     Total Stockholders' Equity             238,936                394,320
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,565,534             $1,632,517
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2007 and March 31, 2006

                             Three Months Ending March 31,
                                      2007            2006
                                    ------          ------
Revenues:
  Gold & jewelry sales            $  126,019  $    175,840
                                   -----------   -----------
     Total revenues                  126,019       175,840
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  19,336        17,957
  Contract Labor                     153,887        75,914
  Telephone & utilities               17,623         8,858
  Taxes - property & payroll           8,759         8,004
  Insurance                              492           492
  Supplies                            13,859         3,911
  Small equipment & repairs           13,172           428
  Drayage                             11,577        12,426
  Corporate expenses                   1,000         1,000
  Compliance/safety                    3,060         2,485
  Legal and accounting                 1,517         2,080
  Depreciation & amortization          5,324        10,890
  Other expenses                       6,910         3,419
                                   ----------   ----------
  Total operating expenses           256,516       147,864
                                 ----------    ----------
  Profit (Loss) from operations    (130,497)       27,976

Other Income & (Expense):
  Other Income (expense)            (24,087)      (14,567)
                                 ----------    -----------
Profit (Loss) before taxes         (154,584)        13,409
                                 ----------    -----------
Income Tax Benefit                      800
Net Profit (Loss)             $    (155,384)   $    13,409
                               ============    ===========

Basic and diluted (Loss)
   Gain per share            $         (.01)   $    .001
                                 ============    ============
Shares used in the
   calculation of net
   loss income per share           12,890,204    12,867,250
                                 ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2007 and March 31, 2006

                                              Three Months Ended March 31,
                                               2007                   2006
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                       $        (155,384)         $    13,409
  operating activities:
     Depreciation and amortization                   5,324              10,890
     (Increase)Decrease in
        accounts receivable                         (1,290)             (1,689)
     Decrease(Increase) in inventory                 63,360            (70,091)
     (Increase)Decrease in other
       current assets                                   492                 492
     (Decrease) increase in accounts payable
       and accrued expenses                           6,044            (5,808)
    (Decrease) increase in short term notes          89,886             72,440

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                            8,432              19,643
                                             ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                            -                -
  Other assets bonds misc. deposits                  -                 -
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                           -                   -
                                            -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (7,529)            (4,775)
  Proceeds from sale of common stock               -                       -
  Additional paid-in capital                       -                       -
                                               ------------       ------------
  Net cash provided (used) by
    financing activities                           (7,529)             (4,775)
                                               ------------        ------------

  (Decrease) increase in cash                          903              14,868

Cash, beginning of period                            1,222                   0
                                                ------------         ----------
Cash, end of period                            $     2,125        $     14,868
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      24,599         $     15,490
    Income Taxes                             $        800          $         0
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2007 and December 31, 2006, the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its Alleghany patented claims.


BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2007 current assets decreased by $61,659 (8%) due primarily to a decrease in inventory. Inventory was sold to cover operating expenses and production was minimal.

Notes due to related parties increased by $89,377 (18%) as a result of money loaned to the Company by Michael Miller in the form of unpaid wages and cash.

Long term notes decreased by $7,529 (9%) as the company continued to pay down its loans.


STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2007 decreased by $49,821 (28%) compared with the same period for 2006 due to a lack of gold production.

Changes in the Company's operating expenses for the three-month period ended March 31, 2007 compared to the same period in 2006 are reflected as follows:

1. Contract labor increased by $77,973 (103%) as the number of contract workers increased in 2007.

3. Telephone and utilities increased by $8,765 (99%) as pumping resumed in mid 2006 once the water level reached the 1,500 foot level of the mine.

4.  Supplies increased by $9,948 (254%) due to a larger operation.

5. Small equipment and repairs increased by $12,744 (2,978%) due to the larger operation.

6. Depreciation & amortization decreased by $5,566 (51%) as the result of an adjustment done in accordance with direction from the C.P.A. who oversees our depreciation schedule in early 2006.

7. Other expenses increased by $3,491 (102%) primarily due to the larger operation.

8. Total operating expenses increased by $108,652 (73%) due to the larger operation in 2007 compared to the first quarter of 2006.

9. For the three-month period ended March 31, 2007, the Company recorded a loss of $154,584 (before taxes) compared to a profit of $13,409 (before taxes) for the same period in 2006. The $167,993 difference is attributed to a lack of gold production combined with a larger operation.

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


SUBSEQUENT EVENTS

none

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2007.

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

/s/Michael M. Miller
President and Director
Dated:  April 24, 2007