Form 10QSB
period 2007-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2007-08-14
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2007       Commission File No. 001-10156



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

                        Yes: x                       No:



As of June 30, 2007, 12,890,204 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           June 30, 2007 and December 31, 2006

                                    June 30, 2007        December 31, 2006
ASSETS

Current Assets
   Cash                                  $    6,429               $  1,222
   Accounts receivable                        1,674                  -
   Inventory                                654,678                749,009
   Other current assets                         119                  1,103
                                         ----------             ----------
     Total current assets                   662,900                751,334
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          218,287                218,287
   Real estate and mineral property         500,707                500,707
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                982,515                982,515
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,447,130              1,447,130
Less accumulated depreciation            (1,311,774)            (1,301,126)
                                         ----------             ----------
     Net fixed assets                       135,356                146,004
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,533,435             $1,632,517
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  259,298                237,947
Due to related party                        657,744                489,893
Notes payable due within one year           429,854                428,830
                                         ----------             ----------
     Total Current Liabilities            1,346,896              1,156,670
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          66,340                 81,527
                                         ----------             ----------
     Total Liabilities                    1,413,236              1,238,197
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,890,204 shares issued and
     outstanding as of June 30, 2007 and
     December 31, 2006.                     425,377                425,377
   Additional paid-in capital             1,898,317              1,898,317
   (Accumulated deficit)
      retained earnings                  (2,203,495)           (1,929,374)
                                         ----------             ----------
     Total Stockholders' Equity             120,199                394,320
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,533,435             $1,632,517
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June  30,
                             2007            2006           2007           2006
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $   137,957    $  203,329      $   263,975   $  379,169
                        -----------   -----------         --------     --------
     Total revenues         137,957       203,329          263,975      379,169
                       -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         19,396        18,184          38,733        36,141
  Contract Labor            131,270        64,605          285,158      140,519
  Telephone & utilities      17,723         7,655           35,346       16,513
  Taxes - property & payroll  8,384         8,126           17,142       16,130
  Insurance                     492          492               984          984
  Supplies                   14,285        12,819           28,141       16,729
  Small equipment & repairs   9,520         2,571           22,692        3,000
  Drayage                     5,950        13,240           17,527       25,666
  Corporate expenses         10,728        10,488           11,728       11,488
  Legal and accounting          228         1,270            2,105        3,350
  Compliance/Safety           1,762        10,009            4,462       12,493
  Depreciation & amortization  5,324        8,169           10,648       19,060
  Other expenses              10,583        8,123           17,494       11,543
                           ----------   ----------        -------       -------
  Total operating expenses   235,645      165,751         492,160       313,616
                          ----------    ----------       --------      --------
    Loss from operations    (97,688)       37,578      $ (228,185)   $   65,553

Other Income & (Expense):
  Other income (expense)   (21,049)       (13,171)       (45,136)      (27,738)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes (118,737)       24,407       (273,321)        37,815
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)    -           (800)         (800)          (800)
                         ----------    -----------     ---------     ----------
Net  profit (loss)    $    (118,737) $      23,607 $    (274,121)  $     37,015
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
   Gain per share    $      (.009)  $         .002   $      (.02)    $     .003
                      ============    ============      =========     =========
Shares used in the
   calculation of net
   loss income per share 12,890,204     12,883,387      12,890,204   12,883,387
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2007 and June 30,2006

                                             Six Months Ended June 30,
                                               2007                   2006
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $  (274,121)          $     37,015
  operating activities:
     Depreciation and amortization                10,648                19,060
     (Increase)Decrease in
        accounts receivable                      (1,674)               (8,193)
     Decrease(Increase) in inventory              94,331              (71,725)
     (Increase)Decrease in other
       current assets                                984                   984
     (Decrease) increase in accounts payable
       and accrued expenses                       21,351              (33,742)
    (Decrease) increase in short term notes      168,875                62,868

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                         20,394                 6,267
                                           ------------            -----------

Cash Flows From Investing Activities:

  Purchase of mining property                      -                    -
  Purchase of fixed assets                          -                    -
  Other assets bonds misc. deposits               -                      -
                                             -------------         -----------

  Net cash used by
    investing activities                            -                    -
                                             -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) in bank overdraft                                  (200)
  Increase (decrease) notes payable              (15,187)             (14,168)
  Proceeds from sale of common stock                 -                     544
  Additional paid-in capital                          -                 14,419
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                          (15,187)                595
                                               ------------       ------------

  (Decrease) increase in cash                      5,207                 6,862

Cash, beginning of period                           1,222                   0
                                                ------------        ----------
Cash, end of period                           $    6,429           $     6,862
                                               ============       ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                        $     50,896          $     32,065
                                             ============         ============
    Income taxes                             $        800         $        800
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2007 and December 31, 2006, the results of operations for the three-month & six-month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the six-month period from December 31, 2006 to June 30, 2007 Current Assets decreased by $88,434 (11%) primarily due to a decrease in inventory. Inventory was sold to cover operating expenses and production was minimal.

Current liabilities increased by $190,226 (16%) as the Company relied on credit and unconventional loans to pay the bills.

Long term liabilities decreased by $15,187 (18%) as the company continued to make regular payments on its notes.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended June 30, 2007 decreased by $65,372 (32%) and decreased $115,194 (30%) for the six-month period ended June 30, 2007 compared to the same periods in 2006 primarily due to a lack of gold production.

Changes in the Company's operating expenses for the three and six-month periods ended June 30, 2007 compared to the same periods in 2006 are reflected as follows:

1. For the three and six-month periods Contract Labor increased by $66,665 (103%) and $144,639 (103%) respectively due to a larger operation in 2007.

2. For the three and six-month periods Telephone & Utilities increased by $10,068 (131%) and $18,833 (114%) respectively as pumping resumed in the lower levels of the mine.

3. For the three and six-month periods Supplies increased by $1,466 (11%) and $11,421 (68%) respectively due to a larger operation in 2007.

4. For the three and six-month periods Small Equipment and Repairs increased by $6,949 (270%) and $19,692 (656%) respectively due to a larger operation in 2007.

5. For the three and six-month periods Drayage increased $7,290 (55%) and $8,139 (32%) respectively due to higher gas prices and a larger operation in 2007.

6. For the three and six-month periods Legal and Accounting decreased $1,042 (82%) and $1,245 (37%) respectively due to decreased legal activity and minimal use of outside accountants.

7. For the three and six-month periods Compliance and Safety decreased by $8,247 (82%) and $8,031 (64%) respectively due to an investment in safety equipment in 2006.

8. For the three and six-month periods Depreciation & Amortization decreased by $2,845 (35%) and $8,412 (44%) as the result of an adjustment done in accordance with direction from the C.P.A. who oversees our depreciation schedule in early 2006.

9. For the three and six-month periods Other Income and Expenses increased by $2,460 (30%) and $5,951 (52%) respectively due to higher interest expenses as a direct result of an increase the Company's debt.

8. For the three-month period ended June 30, 2007, the Company recorded a loss of $118,737 (before taxes) compared to a profit of $13,971 for same period in 2006. The $142,344 (600%) difference is due to a combination of low gold production and a larger operation in 2007. For the six-month period ended June 30, 2007, the Company recorded a loss of $273,321 (before taxes) compared to a profit of $37,015 for the same period in 2006. The $311,136 (840%) difference is also due to a combination of low gold production and a larger operation in 2007.

SUBSEQUENT EVENTS

On August 8, 2007 The California Supreme Court denied the petition for review. See "Legal Proceedings".

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

PART II

LEGAL PROCEEDINGS

1. Plaintiff in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004. Case No. 6293, Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage). Defendants appealed their loss of an anti-slap motion to the California Appeals Court, Third District which overturned the Superior Court decision on May 8, 2007. The Company filed a "Petition for Review" with the California Supreme Court on June 18, 2007.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2007.

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

/s/Michael M. Miller
President and Director
Dated:  August 14, 2007