Form 10QSB
period 2007-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2007-10-30
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2007       Commission File No. 001-10156



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

                        Yes: x                      No:



As of September 30, 2007, 12,890,204 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                 September 30, 2007 and December 31, 2006


                                September 30, 2007        December 31, 2006
ASSETS

Current Assets
   Cash                                  $    6,397               $  1,222
   Accounts receivable                        9,376                  -
   Inventory                                676,613                749,009
   Other current assets                       1,118                  1,103
                                         ----------             ----------
     Total current assets                   693,504                751,334
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          218,287                218,287
   Real estate and mineral property         500,707                500,707
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                982,515
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,447,130
Less accumulated depreciation            (1,259,825)            (1,301,126)
                                         ----------             ----------
     Net fixed assets                       130,033                146,004
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,558,716             $1,632,517
                                         ==========             ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  209,778                237,947
Due to related party                        704,572                489,893
Notes payable due within one year           430,164                428,830
                                         ----------             ----------
     Total Current Liabilities            1,344,514              1,156,670
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          61,748                 81,527
                                         ----------             ----------
     Total Liabilities                    1,406,262              1,238,197
                                         ----------             ----------

Stockholders' Equity
  Capital stock, par value $.03:
  30,000,000 shares authorized:
  12,890,204 shares issued and
  outstanding as of Sept. 30, 2007
  as of December 31, 2006                   425,377                425,377
   Additional paid-in capital             1,898,317              1,898,317
   (Accumulated deficit)
      retained earnings                  (2,171,240)           (1,929,374)
                                         ----------             ----------
     Total Stockholders' Equity             152,454                394,320
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,558,716             $1,632,517
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2007            2006           2007           2006
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales     $   258,352 $   83,011   $     522,327   $   462,181
                           -----------   -----------      --------     --------
     Total revenues            258,352     83,011         522,327       462,181
                            -----------   -----------    --------      --------
Operating expenses:
  Salaries and wages            17,831     16,854          56,564        52,995
  Contract Labor               154,802    159,680         439,960       306,811
  Telephone & utilities         17,092     12,959          52,438        29,471
  Taxes - property & payroll     8,235      8,245          25,377        24,375
  Insurance                        492      1,162           1,476         2,146
  Supplies                      11,043     13,120          39,187        29,849
  Small equipment & repairs      5,121      3,063          40,578         6,062
  Drayage                        8,644     16,940          26,170        42,606
  Corporate expenses             1,385      1,000          13,113        12,488
  Legal and accounting           9,969      3,844          12,074         7,254
  Compliance/Safety              1,273     12,156           5,734        24,589
  Depreciation & amortization    5,324      8,169          15,971        27,229
  Other expenses                 2,125        830           6,854         5,763
                           ----------   ----------        -------       -------
  Total operating expenses     243,336    258,022         735,496       571,638
                          ----------    ----------       --------      --------
Profit (Loss) from operations   15,016   (175,011)       (213,169)    (109,457)

Other Income & (Expense):
  Other income (expense)      17,239     (26,206)       (27,897)      (54,744)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes    32,255     (201,217)     (241,066)     (164,201)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)                (800)          (800)        (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $     32,255  $  (202,017) $    (241,866)   $ (165,001)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earning per share     $       .003   $     (.016)  $      (.019) $      (.013)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share  12,890,204    12,883,387       12,890,204   12,883,387
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2007 and Sept. 30, 2006

                                             Nine Months Ended Sept. 30,
                                               2007                   2006
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)
  Operating activities:                       $  (241,866)          $ (165,001)
     Depreciation and amortization                 15,971              27,229
     Gain on sale of asset                        (39,930)
     (Increase)Decrease in
        accounts receivable                        (9,376)                247
     Decrease(Increase) in inventory                72,396            (34,330)
     (Increase)Decrease in other
       current assets                                 (15)              (119)
     (Decrease) increase in accounts payable
       and accrued expenses                        (28,169)             9,839
    (Decrease) increase in short term notes        216,013            171,928

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                          (14,976)              9,793
                                              ------------         -----------

Cash Flows From Investing Activities:

  Purchase of mining property                           -               -
  Proceed from sale of fixed asset                 39,930               -
  Other assets bonds misc. deposits                    -                -
                                              -----------        -----------
  Net cash (used) provided by
    investing activities                           39,930               -
                                               -----------        -----------

Cash Flows From Financing Activities

  Increase (decrease) bank overdraft                 -               (200)
  Increase (decrease) notes payable               (19,779)        (14,031)
  Proceeds from sale of common stock                  -               544
  Additional paid-in capital                          -             14,419
                                                -----------      ------------
  Net cash provided (used) provided by
    financing activities                          (19,779)             732
                                               ------------     ------------

  (Decrease) increase in cash                          5,175        10,525

Cash, beginning of period                              1,222           0
                                                ------------       ----------
Cash, end of period                              $     6,397    $   10,525
                                               ============      ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     74,872       $     57,698
                                             ============       ============
    Income taxes                             $        800       $       800
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2007 and December 31, 2006, the results of operations and cash flows for the three-month & nine-month periods ended Sept. 30, 2007 and 2006. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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

General accounting principles do not allow the Company to adjust its real estate to reflect market value, which has increased substantially. Standing timber values are not included as assets on the balance sheet. These unreported assets will significantly increase the Companies net worth.

There are over thirty miles of horizontal workings and millions of cubic feet of vertical excavations called stopes. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to separate the ore underground. This has the positive affect of reducing the volume of shot rock from the mine, thereby reducing cost. In 1992, the company initiated a gold marketing plan of selling gold in quartz as a gemstone. This produces revenue significantly greater than selling gold into the spot market. Demand for the Sixteen to One gold-in-quartz gemstone exceeds supply.

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its Alleghany patented claims. It announced specific data including a Vision Statement, Executive Summary, Use of Proceeds, Performa Statement and critical review of the Company's strengths, weaknesses, opportunities and threats. This is available upon request.



BALANCE SHEET COMPARISONS

For the nine month period ended September 30, 2007:

Cash increased by $5,175 (423%).

Inventory decreased by $72,396 (9%) as the company sold inventory to help cover operating expenses.

Accounts payable & accrued expenses decreased by $28,169 (11%) due to the Transfer of a portion to Notes Payable Related Parties.

Notes payable related parties increased by $214,679 (43%) as the Company relied on unconventional loans to finance operations and a portion of accounts payable was transferred here.

Long-term liabilities decreased by $19,779 (24%) as the Company continued to make regular payments and did not take out any new long-term notes.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2007 increased by $175,341 (211%) compared to the same period in 2006 due to increased sales and higher gold prices. Revenues increased by $60,146 (13%) for the nine-month period ended Sept. 30, 2007 compared to the same period in 2006 for the same reasons.

Changes in the Company's operating expenses are reflected as follows:


1. For the nine-month period ended Sept. 30 2007, contract labor increased by $133,149 (43%) compared the same period in 2006 due to a larger crew at the mine in 2007.

2. For the three and nine-month periods ended Sept. 30, 2007, utilities expense increased by $4,133 (32%) and $22,967 (78%) respectively compared to the same periods in 2006 due to increased pumping in 2007.

3. For the nine-month period ended Sept. 30, 2007, supplies increased by $9,338 (31%) due to a larger crew in 2007.

4. For the three and nine-month periods ended Sept. 30, 2007, small equipment and repairs increased by $2,058 (67%) and $34,516 (569%) respectively due to minimal repairs in 2006 combined with more equipment repairs in 2007.

5. For the nine-month period ended Sept. 30, 2007, drayage decreased $8,296 (49%) and $16,436 (38%) respectively compared to the same periods in 2006 due to more auto repairs in 2006.

6. For the three and nine-month periods ended Sept. 30, 2007, legal & accounting increased by $6,125 (159%) and $4,820 (66%) respectively compared to the same periods in 2006 due to direct legal expenses accrued over the last year and submitted for reimbursement in the third quarter.

7. For the three and nine-month periods ended Sept. 30, 2007, compliance & safety decreased by $10,833 (90%) and $18,855 (77%) respectively compared to the same periods in 2006 due to the payment of penalties settled out of court and the purchase of new self rescuers in 2006.

8. For the three and nine-month periods ended Sept. 30, 2007, depreciation and amortization decreased by $2,845 (35%) and $11,258 (41%) respectively due to the full depreciation of aging equipment.

9. For the three-month period ended Sept. 30, 2007, the Company recorded a profit of $32,255 compared to a loss of $202,017 for same period in 2006. The $234,272 (116%)difference is due primarily to an increase in the price of gold and the sale of a fixed asset in 2007. For the nine-month period ended September 30, 2007 the company recorded a loss of $241,866 compared to a loss of $165,001 for the same period in 2006, the $76,865 (47%) difference is due to a larger operation in 2007 with minimal gold production.

SUBSEQUENT EVENTS

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

PART II

LEGAL PROCEEDINGS

1. Plaintiff in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004. Case No. 6293, Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage). Defendants appealed their loss of an anti-slap motion to the California Appeals Court, Third District which overturned the Superior Court decision on May 8, 2007. The Company filed a "Petition for Review" with the California Supreme Court on June 18, 2007, which was denied. Defendants are seeking alleged attorney fees of $257,000.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc. at September 30, 2007.


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

/s/Michael M. Miller
President and Director
Dated: October 30, 2007