Form 10KSB
period 2007-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2008-03-07
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-KSB



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2007
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

                        Yes: x                       No:



As of December 31, 2007, 12,890,204 shares of Common Stock, par value $.033 per share, were issued and outstanding.



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

The primary operation is the Sixteen to One mine from which more than 1,111,628 troy ounces of gold have been retrieved since the mine commenced operation in 1896. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards.

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

(c) Governmental Regulation

The attached financial statements have not been audited by a Securities Exchange Commission (SEC) accounting firm due to the existence of an unpaid bill. Therefore, the Company is not in compliance with this SEC regulation for companies listed on an exchange.

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



(d) Liquidity

Gold inventory at December 31, 2007, was $714,120, primarily as specimens or gold held for jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. The difference in the recorded value and the actual cash value is a significant increase in determining asset value but cannot be included on the balance sheet due to accounting rules. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.

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


PART II

ITEM 4:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS
Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2002 through 2007 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2007  $ 1.00  $  .80  $  .95  $  .90  $  .90  $  .85  $  .88  $   .88
    2006    1.00     375    1.00     .75    1.00    1.00    1.00      .95
    2005    .65      .60     .75     .50     .60     .60    1.00      .40
    2004    .83      .62     .75     .72    1.00     .60     .75      .42
    2003    .90      .85     .83     .38     .70     .50      .60     .60
    2002    .86      .22     .86     .60     .32     .20      .55     .20
    2001    .234    .167    .400    .250    .300    .267      .400   .150
    2000    .333    .187    .354    .210    .397    .210      .333   .127
    1999    .357    .230    .417    .167    .354    .230      .354   .210
    1998    .730    .544    .687    .520    .687    .294      .417   .294
    1997   1.294   1.084   1.417    .960   1.334    .960     1.000   .627


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

No value is recorded on the balance sheet for timber. The company owns 1,000 acres of prime forested timberland. No value is recorded on the balance sheet for the Company owned water rights. Reduced value is recorded on the balance sheet for buildings equipment and land. No value is recorded on the balance sheet for marketable aggregate and decorative stone currently stockpiled on the property. No value is recorded on the balance sheet for goodwill. Fixed assets are recorded at cost less depreciation.


Balance Sheet

Balance Sheet Comparisons

(a) Comparisons of 2006 with 2007.

Assets did not change significantly from December 31, 2006 to December 31, 2007.

Liabilities increased by $237,333 (19%) from December 31, 2006 to December 31, 2007 as the Company relied increasingly on creditors to finance the operation.

Statement of Operations

(b) Comparison of 2007 with 2006

For the twelve months ended December 31, 2007 revenues decreased by $14,450 (17.7%) compared to the same period in 2006 due to minimal gold production in 2007.

Expenses:

Contract labor increased by $71,650 (16%) for the year ended December 31, 2007 compared to 2006 due to a larger crew in 2007.

Utilities increased by $23,659 (51.5%) due to more pumping in 2007 than in 2006.

Taxes increased by $6,797 (20.7%) due to more property taxes and payroll taxes in 2007 compared to 2006.

Insurance decreased by $606 (23%) due to the removal of vehicles from the Company's policy in 2007.

Small equipment and repairs increased by $5,858 (29%) due to more equipment repairs in 2007.

Drayage decreased by $26,196 (46%) as less hauling was done in 2007 than in 2006.

Legal and accounting increased by $3,455 (41.5%) due to a bill for legal services.

Compliance/Safety decreased by $27,205 (84.9%) due to the purchase of safety equipment in 2006 that does not need to be replaced for 10 years as well as penalties booked in 2006.

Depreciation and amortization decreased by $8,073 (27.9%) due to the full depreciation of aging equipment.

Overall operating expenses increased by $51,956 (6.2%) in 2007 compared to 2006.

Loss from operations in 2007 of $227,097 was $192,406 (554%) more than the loss of $34,691 in 2006 due to a lack of gold production.

Interest expense increased by $24,867 (30%) due to increased dependence on creditors in 2007.

Other income increased by $41,828 (567%) primarily due to the sale of a piece of equipment in 2007.

The net loss after taxes in 2007 was $290,959 compared to a loss of $111,490 in 2006. The increased loss was due primarily to a lack of gold production in 2007.

The basic and diluted loss per share is .02 per share in 2007 compared to .001 per share in 2006.

(c) Comparison of 2006 with 2005

Balance Sheet Comparisons

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

(d) Comparison of 2005 with 2006

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



SUBSEQUENT EVENTS

On January 7, 2008 Superior Court visiting Judge R. Michael Smith issued an order for plaintiff Original Sixteen to One Mine, Inc. to reimburse defendants CDAA et all $88,376 for attorney's fees. See Item 3 "legal proceedings".

ITEM 6:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.




PART III

ITEM 7:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 28, 2008. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    65  President
                          & Director       1983              1977

Scott K. Robertson    51  Treasurer
                          & Director       1999              1999

Hugh Daniel O'Neill   65  Director         N/A               2002

Rae Bell Arbogast     42  Secretary        2002              N/A

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


Management Remuneration for the Period Ended December 31, 2008

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2007  $ 60,000       0         0             0
President & CEO  2006  $ 60,000       0         0             0
                 2005  $ 60,000       0         0             0



The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        450,000 shares       $ .23 per share
     Issued June 30, 1998        150,000 shares       $ .71 per share

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


ITEM 9:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common   M. Blair Hull                1,962,822            15.2%
         Hull Trading Co.
         401 So. LaSalle, Ste. 505
         Chicago, IL  60605

Common   Kathy N. Hull                1,490,250             12%
         11 Sierra Ave.
         Piedmont, CA  94611


Common   Michael M. Miller            1,032,597              8%
         Officer and Director
         P.O. Box 941
         Alleghany, CA  95910

Common   Charles I. Brown
         Family Partnership LTD         844,168             6.5%
           P.O. Box 1835
           Edwards, CO 81632

Common   Scott K. Robertson             147,865              1.1%
         Officer and Director
         12391 Deer Park Drive
         Nevada City, CA  95945

Common   Hugh Daniel O'Neill              13,154             .1%
         Director
         227 Prospect St.
         Nevada City, CA  95959

Common   Rae Bell Arbogast               13,158            .1%
         Secretary
         P.O. Box 919
         Alleghany, CA 95910

Common   All Officers & Directors     1,206,774             9%
                (as a group)

PART IV

ITEM 10:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2007 and December 31, 2006, the results of operations and cash flows for the twelve-month periods ended December 30, 2007, 2006 and 2005. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
March 7, 2008



Balance Sheet

                                       December 31, 2007 & December 31, 2006

ASSETS
                                                        2007        2006
Current Assets
  Cash                                            $     642    $   1,222
   Accounts receivable                                3,134          -
   Inventory                                        714,120       749,009
   Other current assets                                 625         1,103
                                                    -------       -------
    Total current assets                            718,521       751,334
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                218,287      218,287
   Real estate and mineral property                 500,707      500,707
                                                    -------      -------
   Total Mining Property                            718,994      718,994
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        925,243      982,515
   Buildings                                        209,487      209,487
   Vehicles                                         255,128      255,128
                                                  ---------    ---------
  Total fixed assets at cost                      1,389,858    1,447,130
                                                  ---------    ---------
Less accumulated depreciation                   (1,264,666)  (1,301,126)
                                                -----------  -----------
   Net fixed assets                                 125,192      146,004
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          16,185       16,185
                                                  ---------      -------

   Total Assets                                  $1,578,892   $1,632,517
                                                ==========    ==========


Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2007       2006
Current Liabilities
   Accounts payable & accrued expenses              $  308,454   237,947
   Due to related party                                677,598   489,893
   Notes payable due within one year                   431,000   428,830
                                                      --------   -------
   Total Current Liabilities                        1,417,052  1,156,670
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                     58,478    81,527
                                                      --------   -------
Total Liabilities                                   1,475,530  1,238,197
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 12,867,250 shares
   issued and outstanding as of    December 31, 2007
   and as of December 31, 2006                     425,377       425,377
   Additional paid-in capital                    1,898,317     1,898,317
   (Accumulated deficit)
   Retained earnings                           (2,220,332)   (1,929,374)
                                              ------------   -----------
   Total Stockholders' Equity                      103,362       394,320
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $1,578,892   $1,632,517
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2007      2006       2005
Revenues:
Gold & jewelry sales                            653,636     794,086     514,104
                                                 ------    -------     -------
   Total Revenues                               653,636     794,086     514,104

Operating expenses:
   Salaries and wages                            74,214      70,754     169,003
   Contract Labor                               516,161     444,511     384,867
   Telephone & utilities                         69,576      45,917      82,708
   Taxes - property & payroll                    39,693      32,896      39,451
   Insurance                                      2,032       2,638       2,441
   Supplies                                      45,627      40,795      22,281
   Small equipment & repairs                     25,846      19,988      24,145
   Drayage                                       30,559      56,755      22,801
   Corporate expense                             14,113      14,988      10,977
   Legal and accounting                          11,771       8,316      13,684
   Compliance & Safety                            4,813      32,018      22,629
   Depreciation & amortization                   20,813      28,886      28,873
   Other expenses                                 5,515      30,315      25,597
                                                 -------     ------      ------
   Total operating expenses                     880,733     828,777     849,457

   Profit (Loss) from operations              (227,097)    (34,691)    (335,353)

Other Income & (Expense):
Interest Expense                              (106,207)    (81,340)    (72,608)
Other expense                                   (6,050)     (2,026)     (2,959)
Other income                                     49,195       7,367       3,956
                                               ---------   --------   ---------
   Total other (expense) income                (63,062)    (75,999)    (71,611)

   Profit (Loss) before taxes                 (290,159)   (110,690)   (406,964)

   Income tax expense                               800         800         800

Net (loss) income                          $  (290,959) $ (111,490) $ (407,764)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share $ (.02) $ (.001) $ (.03) Shares used in the calculation of net
   (loss) income per share                   12,890,204  12,890,204  12,867,250
                                                ========   =========   ========




Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2007, 2006,   2005


Cash Flows From Operating Activities:
                                                   2007       2006         2005

Net profit (loss)                          $  (290,959) $ (111,490) $ (407,764)
Operating activities:
   Depreciation and amortization                 20,813      28,886      28,873
   Gain on Sale of Asset                       (39,930)         -           -
   Decrease(Increase) in accounts receivable    (3,134)         247       3,719
   Decrease(Increase) in inventory               34,889    (122,360)    301,163
   Decrease (Increase) in other current assets      478          373      (315)
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes       260,382      215,054    107,082
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                               (17,461)       10,710     32,758

Cash Flows From Investing Activities:
   (Purchase) of Real Estate                          -         -      (64,500)
   (Purchase) sale  of fixed assets              39,930      (2,000)   (79,000)
   Other assets Bonds Misc. deposits                -         -            -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities 39,930      (2,000)  (143,500)

Cash Flows From Financing Activities
 Bank overdraft increase (decrease)                  -         -            200
 Increase (decrease) notes payable             (23,049)     (26,425)    100,685
 Proceeds from sale of common stock               -          (3,492)       -
 Paid in Capital from Shareholders                -           22,429        -
                                                --------    --------   --------
 Net cash provided (used) by financing activities
                                               (23,049)      (7,488)    100,885

 (Decrease)increase in cash                        (580)       1,222    (9,857)
 Cash, beginning of period                         1,222         -        9,857
                                                    ------   -------   --------
 Cash, end of period                             $  642        1,222 $      0
                                                 ========    =======  ========