Form 10QSB
period 2008-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2008-05-14
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2008       Commission File No. 001-10156



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

                        Yes:  x                     No:



As of March 31, 2008, 12,905,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2008 and December 31, 2007

                                    March 31, 2008       December 31, 2007
ASSETS

Current Assets
   Cash                                  $    6,909              $     642
   Accounts receivable                        2,302                  3,134
   Inventory                                732,018                714,120
   Other current assets                         -                    625
                                         ----------             ----------
     Total current assets                   741,229                718,521
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          218,287                218,287
   Real estate and mineral property         500,707                500,707
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,269,568)            (1,264,666)
                                         ----------             ----------
     Net fixed assets                       120,290                125,192
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,596,698             $1,578,892
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      354,452                308,454
Due to related party                        732,697                677,598
Notes payable due within one year           432,000                431,000
                                         ----------             ----------
     Total Current Liabilities            1,519,149              1,417,052
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         61,785                58,478
                                         ----------             ----------
     Total Liabilities                    1,580,934              1,475,530
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     12,905,505 shares issued and
     outstanding as of March 31, 2008 and
     12,867,250 shares issued and
     outstanding as of December 31, 2007    425,836                425,377
   Additional paid-in capital             1,911,322              1,898,317
   (Accumulated deficit)
      retained earnings                  (2,321,394)           (2,220,332)
                                         ----------             ----------
     Total Stockholders' Equity              15,764                103,362
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,596,698             $1,578,892
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2008 and March 31, 2007

                             Three Months Ending March 31,
                                      2008            2007
                                    ------          ------
Revenues:
  Gold & jewelry sales            $  100,430  $    126,019
                                   -----------   -----------
     Total revenues                  100,430       126,019
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  30,079        19,336
  Contract Labor                       8,286       153,887
  Telephone & utilities               11,517        17,623
  Taxes - property & payroll           9,712         8,759
  Insurance                              846           492
  Supplies                             9,759        13,859
  Small equipment & repairs            4,395        13,172
  Drayage                              6,020        11,577
  Corporate expenses                   2,600         1,000
  Compliance/safety                       25         3,060
  Legal and accounting                88,572         1,517
  Depreciation & amortization          4,902         5,324
  Other expenses                       3,488         6,910
                                   ----------   ----------
  Total operating expenses           180,201       256,516
                                 ----------    ----------
  Profit (Loss) from operations     (79,771)     (130,497)

Other Income & (Expense):
  Other Income (expense)            (20,490)      (24,087)
                                 ----------    -----------
Profit (Loss) before taxes         (100,261)     (154,584)
                                 ----------    -----------
Income Tax Benefit                      800            800
Net Profit (Loss)             $    (101,061)   $  (155,384)
                               ============    ===========

Basic and diluted (Loss)
   Gain per share            $         (.008)   $      (.01)
                                 ============    ============
Shares used in the
   calculation of net
   loss income per share           12,905,505    12,890,204
                                 ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2008 and March 31, 2007

                                              Three Months Ended March 31,
                                               2008                   2007
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                       $        (101,061)         $  (155,384)
  operating activities:
     Depreciation and amortization                   4,902                5,324
     (Increase)Decrease in
        accounts receivable                            832              (1,290)
     Decrease(Increase) in inventory              (17,898)               63,360
     (Increase)Decrease in other
       current assets                                  625                  492
     (Decrease) increase in accounts payable
       and accrued expenses                         45,997                6,044
    (Decrease) increase in short term notes         56,099               89,886

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                         (10,504)                8,432
                                             ------------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                            -                -
  Other assets bonds misc. deposits                  -                 -
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                           -                   -
                                            -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                  3,307              (7,529)
  Proceeds from sale of common stock                   459                  -
  Additional paid-in capital                        13,005                  -
                                               ------------       ------------
  Net cash provided (used) by
    financing activities                            16,771              (7,529)
                                               ------------        ------------

  (Decrease) increase in cash                        6,267                  903

Cash, beginning of period                              642                1,222
                                                ------------         ----------
Cash, end of period                            $     6,909        $       2,125
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      35,873         $     24,599
    Income Taxes                             $         800         $        800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2008 and December 31, 2007, the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2008 assets did not change significantly.

Accounts payable increased by $45,998 (15%) due mainly to the booking of legal fees. See item # 7 below.

There were no other significant changes in the balance sheet.

STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2008 decreased by $25,589 (20%) compared with the same period for 2007 due to a lack of gold production.

Changes in the Company's operating expenses for the three-month period ended March 31, 2008 compared to the same period in 2007 are reflected as follows:

1. Salaries and wages increased by $10,743 (56%) as wages were booked to accrued wages for two employees.

2. Contract labor decreased by $145,601 (95%) as the number of contract workers decreased substantially at the end of 2007.

3. Telephone and utilities decreased by $6,106 (35%) as the result of heavy snow which resulted in power outages as well as an adjustment to the electrical bill as a result of estimated billings during the heavy snow period being too high (PG&E could not access the meter so used estimates, this included the month of December 2007).

4. Supplies decreased by $4,100 (30%) due to a maintenance-only operation in 2008.

5. Small equipment and repairs decreased by $8,777 (67%) for the same reason as item four above.

6.  Drayage decreased by $5,557 (48%) because of our maintenance-only status.

7. Legal and accounting increased by $87,055 (5,739%) due to the issuance of an order on January 7, 2008 for plaintiff Original Sixteen to One Mine, Inc. to reimburse defendants CDAA et al $88,376 for attorneys fees. See legal proceedings.
8. Other expenses decreased by $3,422 (50%) because of the maintenance-only status.

9. Total operating expenses decreased by $76,315 (30%) due to the mine being on maintenance only status.

10. For the three-month period ended March 31, 2008, the Company recorded a loss of $100,261 (before taxes) compared to a loss of $154,584 (before taxes) for the same period in 2007. The $54,323 (35%) difference is attributed to the lack of gold production (both years) combined with a maintenance-only operation in 2008.

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

PART II

LEGAL PROCEEDINGS

1. Plaintiff in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004.
Case No. 6293, Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage). Defendants appealed their loss of an anti-slap motion to the California Appeals Court, Third District which overturned the Superior Court decision on May 8, 2007. The Company filed a Petition for Review with the California Supreme Court on June 18, 2007, which was denied. On January 7, 2008 Superior Court visiting Judge R. Michael Smith issued an order for plaintiff Original Sixteen to One Mine, Inc. to reimburse defendants CDAA et al $88,376 for attorneys fees. This case is now closed.


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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2008.

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


/s/Michael M. Miller
President and Director
Dated:  May 14, 2008