Form 10QSB
period 2008-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2008-09-03
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2008       Commission File No. 001-10156



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

                        Yes: x                       No:



As of June 30, 2008, 12,905,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           June 30, 2008 and December 31, 2007

                                    June 30, 2008        December 31, 2007
ASSETS

Current Assets
   Cash                                  $   16,293               $    642
   Accounts receivable                        1,693                  3,134
   Inventory                                688,883                714,120
   Other current assets                                                625
                                         ----------             ----------
     Total current assets                   706,869                718,521
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          218,287                218,287
   Real estate and mineral property         500,707                500,707
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,274,471)            (1,264,666)
                                         ----------             ----------
     Net fixed assets                       115,387                125,192
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,557,435             $1,578,892
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  432,865                308,454
Due to related party                        689,177                677,598
Notes payable due within one year           434,000                431,000
                                         ----------             ----------
     Total Current Liabilities            1,556,042              1,417,052
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          64,421                 58,478
                                         ----------             ----------
     Total Liabilities                    1,620,463              1,475,530
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized:
   12,905,505 shares issued and
   outstanding as of June 30, 2008 and
     12,867,250 shares issued and
     outstanding as of December 31, 2007.   425,836                425,377
   Additional paid-in capital             1,911,322              1,898,317
   (Accumulated deficit)
      retained earnings                  (2,400,186)           (2,220,332)
                                         ----------             ----------
     Total Stockholders' Equity              63,028                103,362
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,557,435             $1,578,892
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2008            2007           2008           2007
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $    19,990    $  137,957      $   120,420   $  263,975
                        -----------   -----------         --------     --------
     Total revenues          19,990       137,957          120,420      263,975
                       -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         17,888        19,396          47,966        38,733
  Contract Labor              3,359       131,270           11,645      285,158
  Telephone & utilities      11,321        17,723           22,838       35,346
  Taxes - property & payroll  9,107         8,384           18,820       17,142
  Insurance                     190          492             1,038          984
  Supplies                    2,115        14,285           11,874       28,141
  Small equipment & repairs     456         9,520            4,850       22,692
  Drayage                     6,594         5,950           12,614       17,527
  Corporate expenses          7,245        10,728            9,845       11,728
  Legal and accounting          -             228           88,572        2,105
  Compliance/Safety             121         1,762              146        4,462
  Depreciation & amortization  4,902        5,324            9,804       10,648
  Other expenses               2,746       10,583            6,234       17,494
                           ----------   ----------        -------       -------
  Total operating expenses    66,044      235,645         246,246       492,160
                          ----------    ----------       --------      --------
    Loss from operations    (46,054)     (97,688)      $ (125,826)  $ (228,185)

Other Income & (Expense):
  Other income (expense)   (32,737)       (21,049)       (53,228)      (45,136)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes (78,791)    (118,737)        (179,054)     (273,321)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)    -           -             (800)          (800)
                         ----------    -----------     ---------     ----------
Net  profit (loss)    $    (78,791) $   (118,737) $     (179,854)  $  (274,121)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
   Gain per share    $      (.006)  $       (.009)   $      (.01)    $     (.02)
                      ============    ============      =========     =========
Shares used in the
   calculation of net
   loss income per share 12,905,505     12,890,204      12,905,505   12,890,204
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2008 and June 30,2007

                                             Six Months Ended June 30,
                                               2008                   2007
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $  (179,854)          $  (274,121)
  operating activities:
     Depreciation and amortization                 9,804                10,648
     (Increase)Decrease in
        accounts receivable                        1,441               (1,674)
     Decrease(Increase) in inventory              25,237               94,331
     (Increase)Decrease in other
       current assets                                625                   984
     (Decrease) increase in accounts payable
       and accrued expenses                      124,412                21,351
    (Decrease) increase in short term notes       14,579               168,875

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                         (3,756)               20,394
                                            ------------            -----------

Cash Flows From Investing Activities:

  Purchase of mining property                      -                      -
  Purchase of fixed assets                         -                      -
  Other assets bonds misc. deposits                -                      -
                                             -------------         -----------

  Net cash used by
    investing activities                            -                     -
                                             -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                5,943             (15,187)
  Proceeds from sale of common stock                 459                 -
  Additional paid-in capital                      13,005                 -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                           19,407             (15,187)
                                               ------------       ------------

  (Decrease) increase in cash                      15,651                5,207

Cash, beginning of period                             642                1,222
                                                ------------        ----------
Cash, end of period                           $   16,293           $     6,429
                                               ============       ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                        $     60,026          $     50,896
                                             ============         ============
    Income taxes                             $        800         $        800
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2008 and December 31, 2007, the results of operations for the three-month & six-month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the six-month period from December 31, 2007 to June 30, 2008 cash increased by $15,651 (2,437%) due to sales at the annual shareholder's meeting held at the end of June in 2008.

Accounts Receivable decreased by $1,441 (46%) as customers paid their bills.

Accounts Payable increased by $124,411 (40%) primarily due to the posting of legal fees (see note #7 below).


STATEMENT OF OPERATIONS

Revenues for the three-month period ended June 30, 2008 decreased by $117,967 (85%) and decreased $143,555 (54%) for the six-month period ended June 30, 2008 compared to the same periods in 2007 primarily due to a lack of gold production.

Changes in the Company's operating expenses for the three and six-month periods ended June 30, 2008 compared to the same periods in 2007 are reflected as follows:

1. For the three and six-month periods Contract Labor decreased by $127,911 (97%) and $273,513 (96%) respectively due to the company operating on a "maintenance only" status in 2008.

2. For the three and six-month periods Telephone & Utilities decreased by $6,402 (36%) and $12,508 (35%) respectively due to a "maintenance only" operation in 2008.

3. For the three and six-month periods Supplies decreased by $12,170 (85%) and $16,267 (58%) respectively due to a "maintenance only" operation in 2008.

4. For the three and six-month periods Small Equipment and Repairs decreased by $9,064 (95%) and $17,842 (78%) respectively due to a "maintenance only" operation in 2008.

5. For the three and six-month periods Drayage decreased $644 (11%) and $4,913 (28%) respectively due to a "maintenance only" operation in 2008.

6. For the three and six-month periods Corporate Expense decreased by $3,483 (32%) and $1,883 (16%) respectively due to not utilizing a printer to print the annual report in 2008 as well as the associated reduced postage required to mail it.

7. For the six-month period Legal and Accounting increased $86,467 (4,107%) due to the issuance of an order on January 7, 2008 for plaintiff Original Sixteen to One Mine, Inc. to reimburse defendants CDAA et al $88,376 for attorneys fees. See "Legal Proceedings" below.

8. For the three and six-month periods Compliance and Safety decreased by $1,641 (93%) and $4,316 (96%) respectively due to a maintenance only operation in 2008.

9. For the three and six-month periods Other Income and Expenses increased by $11,688 (55%) and $8,092 (18%) respectively due to higher interest expenses as a direct result of an increase the Company's debt.

10. For the three-month period ended June 30, 2008, the Company recorded a loss of $78,791 (before taxes) compared to a loss of $118,737 for same period in 2007. The $39,946 (33%) difference is due primarily to the change in operating status in 2008 as well as a lack of gold production for both years. For the six-month period ended June 30, 2008, the Company recorded a loss of $179,054 (before taxes) compared to a loss of $273,321 for the same period in 2007. The $94,267 (34%) difference is due to the change in the operating status in 2008 as well as a lack of gold production for both years.

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

PART II

LEGAL PROCEEDINGS

1. Plaintiff in Superior Court of the State of California, County of Sierra against private lawyers and their employer. Case filed February 13, 2004.
Case No. 6293, Complaint for Damages (Malicious Prosecution, Intentional Infliction of Emotional Distress, Intentional Interference with Perspective Advantage). Defendants appealed their loss of an anti-slap motion to the California Appeals Court, Third District which overturned the Superior Court decision on May 8, 2007. The Company filed a Petition for Review with the California Supreme Court on June 18, 2007, which was denied. On January 7, 2008 Superior Court visiting Judge R. Michael Smith issued an order for plaintiff Original Sixteen to One Mine, Inc. to reimburse defendants CDAA et al $88,376 for attorney's fees. This case is now closed.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2008.

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

/s/Michael M. Miller
President and Director
Dated:  September 3, 2008