Form 10-Q
period 2008-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2008-11-12
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2008       Commission File No. 001-10156



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

                        Yes: x                      No:



As of September 30, 2008, 12,905,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                 September 30, 2008 and December 31, 2007


                                September 30, 2008        December 31, 2007
ASSETS

Current Assets
   Cash                                  $      382               $    642
   Accounts receivable                        3,741                  3,134
   Inventory                                652,896                714,120
   Other current assets                         -                      625
                                         ----------             ----------
     Total current assets                   657,019                718,521
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          218,287                218,287
   Real estate and mineral property         500,707                500,707
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,279,373)            (1,264,666)
                                         ----------             ----------
     Net fixed assets                       110,485                125,192
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                  16,185                 16,185
                                         ----------             ----------

     Total Assets                        $1,502,683             $1,578,892
                                         ==========             ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  489,483                308,454
Due to related party                        706,111                677,598
Notes payable due within one year           434,000                431,000
                                         ----------             ----------
     Total Current Liabilities            1,629,594              1,417,052
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          64,421                 58,478
                                         ----------             ----------
     Total Liabilities                    1,694,015              1,475,530
                                         ----------             ----------

Stockholders' Equity
  Capital stock, par value $.03:
  30,000,000 shares authorized:
  12,905,505 shares issued and
  outstanding as of Sept. 30, 2008 and
  12,867,250 shares issued and outstanding
  as of December 31, 2007                   425,836                425,377
   Additional paid-in capital             1,911,322              1,898,317
   (Accumulated deficit)
      retained earnings                  (2,528,490)           (2,220,332)
                                         ----------             ----------
     Total Stockholders' Equity           (191,332)                103,362
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,502,683             $1,578,892
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2008            2007           2008           2007
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales     $   11,435   $  207,857   $    111,448   $   500,860
  Inventory Valuation Adj.    (32,642)      50,495        (12,235)       21,467
                           -----------   -----------      --------     --------
     Total revenues           (21,207)     258,352         99,213       522,327
                            -----------   -----------    --------      --------
Operating expenses:
  Salaries and wages            21,827     17,831          69,794        56,564
  Contract Labor                 7,065    154,802          18,710       439,960
  Telephone & utilities         12,503     17,092          35,341        52,438
  Taxes - property & payroll    10,201      8,235          29,020        25,377
  Insurance                        191        492           1,228         1,476
  Supplies                       7,984     11,043          19,858        39,187
  Small equipment & repairs      3,341      5,121           9,479        40,578
  Drayage                        3,750      8,644          16,364        26,170
  Corporate expenses             1,050      1,385          10,895        13,113
  Legal and accounting              60      9,969          88,632        12,074
  Compliance/Safety                327      1,273             473         5,734
  Depreciation & amortization    4,902      5,324          14,706        15,971
  Other expenses                 1,911      2,125           6,858         6,854
                           ----------   ----------        -------       -------
  Total operating expenses      75,112     243,336         321,358       735,496
                          ----------    ----------       --------      --------
Profit (Loss) from operations  (96,319)     15,016       (222,145)    (213,169)

Other Income & (Expense):
  Other income (expense)     (31,985)      17,239       (85,212)      (27,897)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes  (128,304)      32,255     (307,357)     (241,066)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)                              (800)        (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $   (128,304) $    32,255 $    (308,157)   $ (241,866)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earning per share     $       (.01)   $      .003  $      (.02) $       (.06 )
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share  12,905,505    12,890,204       12,905,505   12,890,204
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2008 and Sept. 30, 2007

                                             Nine Months Ended Sept. 30,
                                               2008                   2007
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)
  Operating activities:                       $  (308,157)          $ (241,866)
     Depreciation and amortization                  14,706               15,971
     Gain on sale of asset                            -                (39,930)
     (Increase)Decrease in
        accounts receivable                           (607)             (9,376)
     Decrease(Increase) in inventory                 61,224              72,396
     (Increase)Decrease in other
       current assets                                   625                (15)
     (Decrease) increase in accounts payable
       and accrued expenses                         181,029            (28,169)
    (Decrease) increase in short term notes          31,513             216,013

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                          (19,667)            (14,976)
                                              ------------          -----------

Cash Flows From Investing Activities:

  Purchase of mining property                           -               -
  Proceed from sale of fixed asset                     -                 39,930
  Other assets bonds misc. deposits                    -                -
                                              -----------        -----------
  Net cash (used) provided by
    investing activities                            -                    39,930
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable                  5,943            (19,779)
  Proceeds from sale of common stock                    459                 -
  Additional paid-in capital                         13,005                 -
                                                -----------        ------------
  Net cash provided (used) provided by
    financing activities                             19,407            (19,779)
                                                ------------     ------------

  (Decrease) increase in cash                         (260)               5,175

Cash, beginning of period                               642               1,222
                                                ------------       ----------
Cash, end of period                              $      382    $          6,397
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       93,549        $     74,872
                                               ============        ============
    Income taxes                             $          800         $       800
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


2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2008 and December 31, 2007, the results of operations and cash flows for the three-month & nine-month periods ended Sept. 30, 2008 and 2007. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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

In December of 2007, management elected to discontinue its exploration program at the Sixteen to One Mine in favor of focusing its attention on surface and underground repairs and maintenance.

BALANCE SHEET COMPARISONS

For the nine month period ended September 30, 2008:

Total assets decreased by $76,209 (5%) mainly due to a decrease in inventory as a result of a decrease in the price of gold.

Accounts payable & accrued expenses increased by $181,029 (59%) primarily due to the booking of legal fees see # 7 below as well as increased reliance on creditors.

Long-term liabilities increased by $5,943 (10%) due to the booking of accrued interest.


STATEMENT OF OPERATIONS

Gold & jewelry sales for the three-month period ended Sept. 30, 2008 decreased by $279,559 (108%) compared to the same period in 2007 due to decreased sales as well as a lack of production in 2008.

For the three-month period ended Sept. 30, 2008, the change in the value of the gold inventory based on the spot price of gold at the end of the quarter (PM London Fix) exceeded the amount of revenue for the quarter (gold price down) resulting in negative net revenue. Due to this unusual circumstance the valuation adjustment which is normally included in "Total Revenue" has been broken out for both the three and nine-month periods. The valuation adjustment serves the dual purpose of correcting the booked value of our inventory as well as adjusting the cost of goods sold to reflect actual gold prices.

For the nine-month period ended Sept. 30, 2008 Gold & Jewelry Sales decreased by $389,412 (77%) compared to the same period in 2007 due to decreased sales and no production in 2008.

Changes in the Company's operating expenses are reflected as follows:

1. For the three and nine-month period ended Sept. 30 2008, salaries and wages increased by $3,996 (22%) and 13,230 (23%) respectively compared the same period in 2007 due to the transfer of part-time administrative staff from subcontractor Morning Glory Gold Mines to Original Sixteen to One.

2. For the three and nine-month period ended Sept. 30 2008, contract labor decreased by $147,737 (95%) and 421,250 (96%) respectively compared the same period in. This is a result of management's decision to forgo underground development and concentrate on mine maintenance.

3. For the three and nine-month periods ended Sept. 30, 2008, utilities expense decreased by $4,589 (27%) and $17,097 (32%) respectively compared to the same periods in 2007 due to the mine switching to maintenance-only status at the end of 2007.

4. For the three and nine-month periods ended Sept. 30, 2008, supplies decreased by $3,059 (28%) and $19,329 (49%) respectively compared to the same periods in 2007 due to the mine switching to a maintenance-only status at the end of 2007.

5. For the three and nine-month periods ended Sept. 30, 2008, small equipment and repairs decreased by $1,780 (35%) and $31,099 (77%) respectively due to the mine switching to a maintenance-only status at the end of 2007

6. For the nine-month period ended Sept. 30, 2008, drayage decreased $4,894 (56%) and $9,806 (37%) respectively compared to the same periods in 2007 due to the mine switching to a maintenance-only status at the end of 2007.

7. For the three-month period ended Sept. 30, 2008, legal & accounting decreased by $9,909 (99%) compared to the same period in 2007 due to the termination of the pending lawsuit against the California District Attorney's association. For the nine-month period ended Sept. 30, 2008, legal and accounting increased by $76,558 (634%) due to the issuance of an order on January 7, 2008 for plaintiff Original Sixteen to One Mine, Inc. to reimburse defendants CDAA et al $88,376 for attorneys fees. See legal proceedings.

8. For the three and nine-month periods ended Sept. 30, 2008, compliance & safety decreased by $946 (74%) and $5,261 (92%) respectively compared to the same periods in 2007 due to the mine going onto a maintenance-only status at the end of 2007.

9. For the three-month period ended Sept. 30, 2008, the Company recorded a loss of $128,304 compared to a profit of $32,255 for same period in 2007. The $160,559 (497%)difference is due primarily to an increase in the price of gold and the sale of a fixed asset in 2007 compared to a decrease in the price of gold in 2008. For the nine-month period ended September 30, 2008 the company recorded a loss of $308,157 compared to a loss of $241,866 for the same period in 2007, the $66,291 (27%) difference is due to the combined factors of rising gold prices and higher operating expenses in 2007 compared to falling gold prices combined with lower operating expenses and no production in 2008.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc. at September 30, 2008.


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

/s/Michael M. Miller
President and Director
Dated: November 12, 2008