Form 10-K
period 2008-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2009-03-04
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2008
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

                        Yes: x                       No:



As of December 31, 2008, 13,373,505 shares of Common Stock, par value $.033 per share, were issued and outstanding.



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

 (b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence arises. Caution is recommended in using the doctrines of reserves as an economic tool for valuing the Sixteen to One mine. While (i) the Company has recovered over one million ounces of gold and (ii) management believes that substantial additional virgin veins exists in the Sixteen to One mine, the Company has no ability to measure using the mathematical tools generally recognized in the mining industry; however, the company can prove that approximately eighty percent (80%) of its vein system has not been developed.

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



(d) Liquidity

Gold inventory at December 31, 2008, was $631,852, primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. The difference in the recorded value and the actual cash value is a significant increase in determining asset value but cannot be included on the balance sheet due to accounting rules. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.

(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site. Exposure is limited. The price of stock may not accurately reflect its fair market value because of the limited marketplace. The company maintains no program to support or promote its stock and is unlikely to conduct a program until a public marketplace is secured.

There are conflicting bids, offers and trades between the Company's website and the unregulated Pink Sheet Gray Market, ticker symbol OSTO. Because of these discrepancies the market price is unpredictable.


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


PART II

ITEM 4:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS
Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2002 through 2008 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2008  $  .89  $   .75  $ .89  $  .75  $   *   $  *   $    *   $    *
    2007    1.00     .80     .95     .90     .90     .85     .88      .88
    2006    1.00     375    1.00     .75    1.00    1.00    1.00      .95
    2005    .65      .60     .75     .50     .60     .60    1.00      .40
    2004    .83      .62     .75     .72    1.00     .60     .75      .42
    2003    .90      .85     .83     .38     .70     .50      .60     .60
    2002    .86      .22     .86     .60     .32     .20      .55     .20
    2001    .234    .167    .400    .250    .300    .267      .400   .150
    2000    .333    .187    .354    .210    .397    .210      .333   .127
    1999    .357    .230    .417    .167    .354    .230      .354   .210
    1998    .730    .544    .687    .520    .687    .294      .417   .294

* No trades took place on our website in these quarters.

Note: The Company offered a 3 for 1 stock split in 2001. Accordingly, share and per share data has been restated for all periods presented to give effect to the split.

There are conflicting bids, offers and trades between the Company's website and the unregulated Pink Sheet Gray Market, ticker symbol OSTO. Because of these discrepancies the market price is unpredictable.

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

No value is recorded on the balance sheet for timber. The company owns 1,000 acres of prime forested timberland. No value is recorded on the balance sheet for the Company owned water rights. Reduced value is recorded on the balance sheet for buildings equipment and land. No value is recorded on the balance sheet for marketable aggregate and decorative stone currently stockpiled on the property. No value is recorded on the balance sheet for goodwill. Fixed assets are recorded at historic cost less depreciation.


Balance Sheet

Balance Sheet Comparisons

(a) Comparisons of 2007 with 2008.

Assets:
For the one-year period ended December 31, 2008:

Gold Inventory decreased by $82,268 (11%) as inventory was depleted through Sales and was not replaced.

Bonds and miscellaneous deposits decreased by $10,725 (66%) due to a decrease in the deposit amount required by our power supplier, PG&E.

Liabilites:
For the one-year period ended December 31, 2008:

Accounts payable increased by $82,268 (11%) due in large part to a judgment rendered against the company in January 2008 in the amount of $88,376. See Item 3 Legal Proceedings for details.

Long Term liabilities increased by $38,758 (66%) as the Company failed to make payments on one if its notes and interest was added to the balance due.

Statement of Operations

(b) Comparison of 2008 with 2007

Revenue:

For the twelve-month period ended December 31, 2008 revenues decreased by $547,788 (84%) compared to the same period in 2007 due to the mine being on a maintenance only schedule and the resulting absence of gold production in 2008.

Expenses:

Salaries and wages increased by $16,399 (22%) as accrued wages to office staff previously booked to contract labor were booked to this account in 2008.

Contract labor decreased by $487,948 (95%) for the year ended December 31, 2008 compared to 2007 due to a skeleton crew conducting maintenance only in 2008.

Utilities decreased by $26,904 (39%) due to less activity in 2008 compared to 2007.

Supplies decreased by $24,137 (52%) due to less activity in 2008 compared to 2007.

Small equipment and repairs decreased by $20,121 (78%) due to the mine being on Maintenance-only status in 2008.

Drayage decreased by $7,848 (25%) due to the mine being on maintenance-only Status in 2008.

Legal and accounting increased by $76,801 (652%) due to a judgment rendered against the company in January 2008 in the amount of $88,376, see Item 3 Legal Proceedings for details.

Compliance/Safety decreased by $2,664 (55%) due to the mine being on Maintenance-only status in 2008.


Overall operating expenses decreased by $496,161 (56%) in 2008 compared to 2007.

Loss from operations in 2008 of $278,724 was $51,627 (22%) more than the loss of $227,097 in 2007 due to a lack of gold production.

The net loss after taxes in 2008 was $368,330 compared to a loss of $290,959 in 2007. The increased loss was due primarily to a lack of gold production in 2008.

The basic and diluted loss per share is .02 per share in both 2008 and 2007.

Balance Sheet Comparisons

(c) Comparisons of 2006 with 2007.

Assets did not change significantly from December 31, 2006 to December 31, 2007.

Liabilities increased by $237,333 (19%) from December 31, 2006 to December 31, 2007 as the Company relied increasingly on creditors to finance the operation.

Statement of Operations

(d) Comparison of 2007 with 2006

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




PART III

ITEM 7:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 20, 2009. All of the officers of the Company serve at the pleasure of the Board of Directors.

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

Rae Bell Arbogast ~ Secretary

Rae Bell has worked for the Sixteen to One Mine since January 1996. In 1998 she completed an Accounting Course from the University of Nevada at Reno and several computer courses (non-degree). Her responsibilities include managing the corporate office, inventory control and preparing the Company's financial statements.

Rae Bell is a Director of the Alleghany County Water District and Curator of Underground Gold Miners Museum. She has been a volunteer Emergency Medical Technician with the Fire Department since 1997. Currently she is a part-time student at Sierra College. She was born in Southern California and moved to the Alleghany area with her family in 1975. Her father worked as a miner at the Ruby and Carson Mines. Prior to employment with the Company she was self-employed.


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


Management Remuneration for the Period Ended December 31, 2008

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2008  $ 60,000       0         0             0
President & CEO  2007  $ 60,000       0         0             0
                 2006  $ 60,000       0         0             0



The following table summarizes incentive options granted to the president:

     Issued Sept.24, 1999        450,000 shares       $ .23 per share

On December 1, 2008 Michael Miller exercised his option dated Sept. 24, 1999.

Note:  No options were granted in recent years.
These options vest ratably over a five-year period beginning one year from the date of grant and expire after ten.

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


ITEM 9:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common   M. Blair Hull                1,962,822            14.6%
         Hull Trading Co.
         401 So. LaSalle, Ste. 505
         Chicago, IL  60605

Common   Kathy N. Hull                1,490,250             11%
         11 Sierra Ave.
         Piedmont, CA  94611


Common   Michael M. Miller            1,308,597              9.7%
         Officer and Director
         P.O. Box 941
         Alleghany, CA  95910

Common   Charles I. Brown
         Family Partnership LTD         844,168             6.3%
           P.O. Box 1835
           Edwards, CO 81632

Common   Scott K. Robertson             167,820              1.2%
         Officer and Director
         12391 Deer Park Drive
         Nevada City, CA  95945

Common   Hugh Daniel O'Neill              26,227             .1%
         Director
         227 Prospect St.
         Nevada City, CA  95959

Common   Rae Bell Arbogast               13,158            .09%
         Secretary
         P.O. Box 919
         Alleghany, CA 95910

Common   All Officers & Directors     1,515,802             11%
                (as a group)

PART IV

ITEM 10:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2008 and December 31, 2007, the results of operations and cash flows for the twelve-month periods ended December 30, 2008, 2007 and 2006. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
March 4, 2009



Balance Sheet

                                       December 31, 2008 & December 31, 2007

ASSETS
                                                        2008        2007
Current Assets
  Cash                                            $     -      $      642
   Accounts receivable                                3,266         3,134
   Inventory                                        631,852       714,120
   Other current assets                                 -             625
                                                    -------       -------
    Total current assets                            635,118       718,521
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                218,287      218,287
   Real estate and mineral property                 500,707      500,707
                                                    -------      -------
   Total Mining Property                            718,994      718,994
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        925,243      925,243
   Buildings                                        209,487      209,487
   Vehicles                                         255,128      255,128
                                                  ---------    ---------
  Total fixed assets at cost                      1,389,858    1,389,858
                                                  ---------    ---------
Less accumulated depreciation                   (1,284,275)  (1,264,666)
                                                -----------  -----------
   Net fixed assets                                 105,583      125,192
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460       16,185
                                                  ---------      -------

   Total Assets                                  $1,465,155   $1,578,892
                                                ==========    ==========


Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2008       2007
Current Liabilities
   Accounts payable & accrued expenses              $  484,697   308,454
   Due to related party                                626,727   677,598
   Notes payable due within one year                   400,000   431,000
                                                      --------   -------
   Total Current Liabilities                        1,511,424  1,417,052
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                     97,236    58,478
                                                      --------   -------
Total Liabilities                                   1,608,660  1,475,530
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 13,373,505 shares
   issued and outstanding as of    December 31, 2008
  and 12,867,250 shares issued and outstanding
    as of December 31, 2006                        439,876       425,377
   Additional paid-in capital                    2,005,274     1,898,317
   (Accumulated deficit)
   Retained earnings                           (2,588,663)   (2,220,332)
                                              ------------   -----------
   Total Stockholders' Equity                    (143,505)       103,362
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $1,465,155   $1,578,892
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2008      2007       2006
Revenues:
Gold & jewelry sales                            105,848     653,636    794,086
                                                 ------    -------     -------
   Total Revenues                               105,848     653,636    794,086

Operating expenses:
   Salaries and wages                            90,613      74,214      70,754
   Contract Labor                                28,213     516,161     444,511
   Telephone & utilities                         42,672      69,576      45,917
   Taxes - property & payroll                    38,213      39,693      32,896
   Insurance                                      1,418       2,032       2,638
   Supplies                                      21,490      45,627      40,795
   Small equipment & repairs                      5,725      25,846      19,988
   Drayage                                       22,711      30,559      56,755
   Corporate expense                             12,795      14,113      14,988
   Legal and accounting                          88,572      11,771       8,316
   Compliance & Safety                            2,149       4,813      32,018
   Depreciation & amortization                   19,608      20,813      28,886
   Other expenses                                10,393      25,515      30,315
                                                 -------     ------      ------
   Total operating expenses                     384,572     880,733     828,777

   Profit (Loss) from operations              (278,724)    (227,097)    (34,691)

Other Income & (Expense):
Interest Expense                              (107,655)   (106,207)    (81,340)
Other expense                                   (1,171)     (6,050)     (2,026)
Other income                                     20,020     49,195       7,367
                                               ---------   --------   ---------
   Total other (expense) income                (88,806)    (63,062)    (75,999)

   Profit (Loss) before taxes                 (367,530)   (290,159)   (110,690)

   Income tax expense                               800         800         800

Net (loss) income                          $  (368,330) $ (290,959) $ (111,490)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share $ (.02) $ ( .02) $ (.001) Shares used in the calculation of net
   (loss) income per share                   13,373,505  12,890,204  12,890,204
                                                ========   =========   ========




Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2008,  2007,  2006


Cash Flows From Operating Activities:
                                                   2008       2007         2006

Net profit (loss)                          $  (368,330) $ (290,959) $ (111,490)
Operating activities:
   Depreciation and amortization                 19,608     20,813       28,886
   Gain on Sale of Asset                             -     (39,930)         -
   Decrease(Increase) in accounts receivable       (132)    (3,134)         247
   Decrease(Increase) in inventory               82,268     34,889    (122,360)
   Decrease (Increase) in other current assets      625        478          373
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes        94,372    260,382      215,054
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                               (171,589)    (17,461)     10,710

Cash Flows From Investing Activities:
   (Purchase) of Real Estate                          -         -         -
   (Purchase) sale  of fixed assets                -         39,930     (2,000)
   Other assets Bonds Misc. deposits             10,725       -            -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities 10,725      39,930    (2,000)

Cash Flows From Financing Activities
 Increase (decrease) notes payable               38,758      (23,049)   (26,425)
 Proceeds from sale of common stock              14,499         -        (3,492)
 Paid in Capital from Shareholders              106,965          -        22,429
                                                --------    --------   --------
 Net cash provided (used) by financing activities
                                                160,222      (23,049)    (7,488)

 (Decrease)increase in cash                        (642)       (580)     1,222
 Cash, beginning of period                          642       1,222        -
                                                    ------   -------   --------
 Cash, end of period                             $   0          642  $    1,222
                                                 ========    =======  ========