Form 10-Q
period 2009-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2009-10-02
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2009       Commission File No. 001-10156



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

                        Yes:                        No:   X



As of March 31, 2009, 13,373,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2009 and December 31, 2008

                                    March 31, 2009       December 31, 2008
ASSETS

Current Assets
   Cash                                  $    4,020              $     -
   Accounts receivable                        3,905                  3,266
   Inventory                                641,816                631,852
                                         ----------             ----------
     Total current assets                   649,741                635,118
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          218,287                218,287
   Real estate and mineral property         500,707                500,707
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,289,172)            (1,284,275)
                                         ----------             ----------
     Net fixed assets                       100,686                105,583
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $1,474,881             $1,465,155
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      794,573                484,697
Due to related party                        365,344                626,727
Notes payable due within one year           400,000                400,000
                                         ----------             ----------
     Total Current Liabilities            1,559,917              1,511,424
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,657,153              1,608,660
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,373,505 shares issued and
     outstanding as of March 31, 2009 and
     as of December 31, 2008                439,876                439,876
   Additional paid-in capital             2,005,282              2,005,274
   (Accumulated deficit)
      retained earnings                  (2,627,430)           (2,588,663)
                                         ----------             ----------
     Total Stockholders' Equity          (182,272)              (143,505)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,474,881             $1,465,155
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2009 and March 31, 2008

                             Three Months Ending March 31,
                                      2009            2008
                                    ------          ------
Revenues:
  Gold & jewelry sales             $  47,333  $    100,430
                                   -----------   -----------
     Total revenues                   47,333       100,430
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  17,282        30,079
  Contract Labor                       6,765         8,286
  Telephone & utilities                8,266        11,517
  Taxes - property & payroll           9,075         9,712
  Insurance                              190           846
  Supplies                             4,571         9,759
  Small equipment & repairs            5,054         4,395
  Drayage                              1,524         6,020
  Corporate expenses                   2,775         2,600
  Compliance/safety                       73            25
  Legal and accounting                   245        88,572
  Depreciation & amortization          4,898         4,902
  Other expenses                       2,208         3,488
                                   ----------   ----------
  Total operating expenses            62,926       180,201
                                 ----------    ----------
  Profit (Loss) from operations     (15,593)      (79,771)

Other Income & (Expense):
  Other Income (expense)            (23,175)     (20,490)
                                 ----------    -----------
Profit (Loss) before taxes          (38,768)    (100,261)
                                 ----------    -----------
Income Tax Benefit                      -              800
Net Profit (Loss)             $     (38,768)   $  (101,061)
                               ============    ===========

Basic and diluted Gain
   (Loss) per share           $       (.002)   $     (.008)
                                 ============    ============
Shares used in the
   calculation of net
   loss income per share           13,373,505    12,905,505
                                 ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2009 and March 31, 2008

                                              Three Months Ended March 31,
                                               2009                   2008
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                       $         (38,768)         $  (101,061)
  operating activities:
     Depreciation and amortization                   4,898                4,902
     (Increase)Decrease in
        accounts receivable                          (639)                  832
     Decrease(Increase) in inventory               (9,964)             (17,898)
     (Increase)Decrease in other
       current assets                                  -                    625
     (Decrease) increase in accounts payable
       and accrued expenses                        309,876               45,997
    (Decrease) increase in short term notes       (261,383)              56,099


                                            ------------            ----------
  Net cash (used) provided by
     operating activities                          (4,020)             (10,504)
                                             ------------           -----------

Cash Flows From Investing Activities:

  Sale of Real Estate                                -                 -
  Other assets bonds misc. deposits                  -                 -
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                          -                    -
                                            -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                      -                3,307
  (Increase) decrease in notes receivable                -               -
  Proceeds from sale of common stock                    -                   459
  Additional paid-in capital                         -                   13,005
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                              -                  16,771
                                               ------------        ------------

  (Decrease) increase in cash                        4,020                6,267

Cash, beginning of period                              -                    642
                                                ------------         ----------
Cash, end of period                            $     4,020        $       6,909
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      26,208         $     35,873
    Income Taxes                             $          -          $        800
                                             ============          ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

I.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating gold mines in Alleghany, California; currently, in maintenance-only status.

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion and specimens are quoted at the market price for gold bullion. Jewelry is quoted at the market price for the gold content plus labor cost. Gold bullion is accounted for using the FIFO method. All other inventory is Accounted for using the specific identification method.

Fixed Assets: Fixed assets are stated at historical cost. Depreciation is calculated using straight-line and accelerated methods over the following useful lives: Vehicles 3 to 5 years, Equipment 5 to 7 years, Buildings 18 to
31.5 years.

Depletion Policy: Because of the geological formation in the Alleghany Mining District, estimates of ore reserves currently cannot be calculated, and accordingly, a cost per unit depletion factor cannot be determined. Should estimates of ore reserves become available, the units of production method of depletion will be used. Until such time, no depletion deduction will be recorded.

Revenue Recognition: As they are mined, gold specimens are recorded in inventory and revenue is recognized using quoted market prices for gold. For income tax purposes revenues are not recognized until the gold is sold.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  GENERAL NOTES

1.  In accordance with directive from the Securities and Exchange Commission
(SEC)and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2009 and December 31, 2008, the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. The same company owns and operates (maintains) the mine.Original Sixteen to One Mine Inc, (owner) was incorporated in California in 1911. Experts estimate that less than twenty percent of the proven and probable ore deposit has been mined. Production is approximately 1,500,000 ounces of gold.

There are over twenty-eight miles of horizontal workings and millions of cubic feet of vertical excavations called stopes. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to separate the ore underground. This has the positive affect of reducing the volume of shot rock from the mine, thereby reducing costs.

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


BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2009 there was very little change to the balance sheet. Most notably Accounts Payable and Accrued Expenses increased by $309,876 (64%) and Notes Payable Related Party decreased by $261,383 (42%) due primarily to the reclassification of an existing debt.

STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2009 decreased by $53,097 (52%) compared with the same period for 2008 due to a lack of gold production.

Changes in the Company's operating expenses for the three-month period ended March 31, 2009 compared to the same period in 2008 are reflected as follows:

1. Salaries and wages decreased by $112,797 (42%) due to reduced operations in 2009.

2. Contract labor decreased by $1,521 (18%) as the number of contract workers decreased in 2009.

3. Telephone and utilities decreased by $3,251 (28%) as the result of a maintenance-only operation in 2009 with decreased activities compared to 2008.

4. Supplies decreased by $5,188 (53%) due to a decreased maintenance-only operation in 2009.

5. Drayage decreased by $4,496 (74%) because of the decreased activity in 2009.

6. Legal and accounting decreased by $88,327 (99%) due to the issuance of an order on January 7, 2008 for plaintiff Original Sixteen to One Mine, Inc. to reimburse defendants CDAA et al $88,376 for attorneys fees.

7. Total operating expenses decreased by $117,275 (65%) due to decreased activity in 2009.

8. Other income and expenses increased by 2,685 (13%) due to increased interest expense in 2009.

9. For the three-month period ended March 31, 2009, the Company recorded a loss of $38,768 compared to a loss of $101,061 for same period in 2008. The $62,293 (62%) difference is due to the reduced expenses in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

None

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2009.

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


/s/Michael M. Miller
President and Director
Dated:  May 14, 2009