Form 10-Q
period 2009-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2009-10-13
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2009       Commission File No. 001-10156



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

                        Yes:                       No:  x



As of June 30, 2009, 13,373,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           June 30, 2008 and December 31, 2007

                                    June 30, 2009        December 31, 2008
ASSETS

Current Assets
   Cash                                  $    7,120              $     -
   Accounts receivable                        4,666                  3,266
   Inventory                                624,325                631,852
                                         ----------             ----------
     Total current assets                   636,111                635,118
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          218,287                218,287
   Real estate and mineral property         500,707                500,707
                                         ----------             ----------
                                            718,994                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,294,070)            (1,284,275)
                                         ----------             ----------
     Net fixed assets                        95,788                105,583
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $1,456,353             $1,465,155
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      801,856                484,697
Due to related party                        367,593                626,727
Notes payable due within one year           400,000                400,000
                                         ----------             ----------
     Total Current Liabilities            1,569,449              1,511,424
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,666,685              1,608,660
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,373,505 shares issued and
     outstanding as of June 30, 2009 and
     as of December 31, 2008                439,876                439,876
   Additional paid-in capital             2,005,282              2,005,282
   (Accumulated deficit)
      retained earnings                  (2,655,490)           (2,588,663)
                                         ----------             ----------
     Total Stockholders' Equity          (210,332)              (143,505)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,456,353             $1,465,155
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2009            2008           2009           2008
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $    70,241    $   19,990      $   117,574   $  120,420
                        -----------   -----------         --------     --------
     Total revenues          70,241        19,990          117,574      120,420
                       -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         16,958        17,888          34,240        47,966
  Contract Labor             15,594         3,359           22,359       11,645
  Telephone & utilities      12,895        11,321           21,161       22,838
  Taxes - property & payroll  9,116         9,107           18,192       18,820
  Insurance                     190           190              380        1,038
  Supplies                    3,187         2,115            7,758       11,874
  Small equipment & repairs   2,112           456            7,166        4,850
  Drayage                     4,294         6,594            5,818       12,614
  Corporate expenses          5,300         7,245            8,075        9,845
  Legal and accounting          124           -                369       88,572
  Compliance/Safety             258           121              330          146
  Depreciation & amortization  4,898        4,902            9,796        9,804
  Other expenses               2,780        2,746            4,989        6,234
                           ----------   ----------        -------       -------
  Total operating expenses    77,706       66,044         140,633       246,246
                          ----------    ----------       --------      --------
    Loss from operations     (7,465)     (46,054)       $ (23,059)  $ (125,826)

Other Income & (Expense):
  Other income (expense)   (19,794)       (32,737)       (42,968)      (53,228)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes (27,259)     (78,791)         (66,027)     (179,054)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)  (800)          -             (800)          (800)
                         ----------    -----------     ---------     ----------
Net  profit (loss)    $    (28,059)  $   (78,791) $      (66,827)  $  (179,854)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
   Gain per share    $    (.002)  $       (.006)   $      (.005)    $     (.01)
                      ============    ============      =========     =========
Shares used in the
   calculation of net
   loss income per share 13,373,505     12,905,505      13,373,505   12,905,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2009 and June 30,2008

                                             Six Months Ended June 30,
                                               2009                   2008
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $    (66,827)          $  (179,854)
  operating activities:
     Depreciation and amortization                 9,796                 9,804
     (Increase)Decrease in
        accounts receivable                      (1,400)                 1,441
     Decrease(Increase) in inventory               7,527                25,237
     (Increase)Decrease in other
       current assets                                                      625
     (Decrease) increase in accounts payable
       and accrued expenses                     317,159               124,412
    (Decrease) increase in short term notes    (259,135)                14,579

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                          7,120               (3,756)
                                            ------------            -----------

Cash Flows From Investing Activities:

  Purchase of mining property                      -                      -
  Purchase of fixed assets                         -                      -
  Other assets bonds misc. deposits                -                      -
                                             -------------         -----------

  Net cash used by
    investing activities                            -                     -
                                             -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                  -                  5,943
  Proceeds from sale of common stock                 -                    459
  Additional paid-in capital                         -                 13,005
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                              -                 19,407
                                               ------------       ------------

  (Decrease) increase in cash                     7,120              15,651

Cash, beginning of period                           -                      642
                                                ------------        ----------
Cash, end of period                           $    7,120           $    16,293
                                               ============       ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                        $     46,826          $     60,026
                                             ============         ============
    Income taxes                             $        800         $        800
                                             ============         ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

I.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating gold mines in Alleghany, California; currently on maintenance-only status.

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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2009 and December 31, 2008, the results of operations and cash flows for the six-month periods ended June, 2009 and 2008. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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




BALANCE SHEET COMPARISONS

For the six-month period from December 31, 2008 to June 30, 2009 the only substantial change to the balance sheet is an increase of $317,159 (65%) in Accounts Payable and an increase of $259,134 (41%) in Due to related party notes. Both of these changes are primarily the result of a reclassification of a liability from related party notes to accounts payable and accrued expenses.


STATEMENT OF OPERATIONS

Revenues for the three-month period ended June 30, 2008 increased by $50,251 (251%) due to more sales in the first quarter of 2009 compared to 2008. For the six-month period ended June 30, 2009 compared to the same period in 2008 the change is not substantial.

Changes in the Company's operating expenses for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008 are reflected as follows:

1. For the six-month period Salaries and Wages decreased by $13,726 (28%) as the company relied primarily on contract labor in 2009.

2. For the three and six-month periods Contract Labor increased by $12,235 (364%) and $10,714 (92%)respectively as the company relied on contract labor more in 2009.

3. For the three-month period Supplies increased by $1,072 (51%) due to the purchase of more supplies in the first quarter of 2009 than in 2008. For the six-month period Supplies decreased by $4,116 (35%) as the company purchased less supplies in 2009 than in 2008.

4. For the three and six-month periods Small Equipment and Repairs increased by $1,656 (363%) and $2,316 (48%) respectively due to repairs done in 2009 that were not done in 2008.

5. For the three and six-month periods Drayage decreased $2,300 (35%) and $6,796 (54%) respectively due to the decrease in fuel prices in 2009 compared to 2008.

6. For the three and six-month periods Corporate Expense decreased by $1,945 (27%) and $1,770 (18%) respectively due to not utilizing a printer to print the annual report in 2009 as well as the associated reduced postage required to mail it.

7. For the six-month period Legal and Accounting decreased $88,203 (99%) due to the issuance of an order on January 7, 2008 for plaintiff Original Sixteen to One Mine, Inc. to reimburse defendants CDAA et al $88,376 for attorneys fees.

8. For the three-month period ended June 30, 2009, the Company recorded a loss of $28,059 (before taxes) compared to a loss of $78,791 for same period in 2008. The $50,732 (64%) difference is due primarily to more gold sales in the first quarter of 2009 compared to 2008. For the six-month period ended June 30, 2009, the Company recorded a loss of $66,827 (before taxes) compared to a loss of $179,854 for the same period in 2008. The $113,027 (63%) difference is due to lower expenses for the first six month of 2009 compared to 2008. The legal fee billed in 2008 is the main contributing factor.

SUBSEQUENT EVENTS

In July the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region. Both defendants filed an answer on August 20, 1009 denying that the state is entitled to any damages. A case management hearing is scheduled for January 5, 2010. The case number is: No. 7019.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

See "subsequent events".

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2009.

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

/s/Michael M. Miller
President and Director
Dated:  October 8,2009