Form 10-Q
period 2009-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2010-04-15
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-QSB



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2009       Commission File No. 001-10156



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

                        Yes: x                      No:



As of September 30, 2009, 13,373,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                         Condensed Balance Sheet
                 September 30, 2009 and December 31, 2008


                                September 30, 2009        December 31, 2008
ASSETS

Current Assets
   Cash                                  $      932               $    -
   Accounts receivable                       14,212                  3,266
   Inventory                                361,537                631,852
   Other current assets                         -                      -
                                         ----------             ----------
     Total current assets                   376,681                635,118
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                218,287
   Real estate and mineral property         345,330                500,707
                                         ----------             ----------
                                            575,731                718,994
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,298,968)            (1,284,275)
                                         ----------             ----------
     Net fixed assets                        90,890                105,583
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $1,048,762             $1,465,155
                                         ==========             ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                   $  715,400                484,697
Due to related party                        269,682                626,727
Notes payable due within one year           400,000                400,000
                                         ----------             ----------
     Total Current Liabilities            1,385,082              1,511,424
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          97,236                 97,236
                                         ----------             ----------
     Total Liabilities                    1,482,318              1,608,660
                                         ----------             ----------

Stockholders' Equity
  Capital stock, par value $.03:
  30,000,000 shares authorized:
  13,373,505 shares issued and
  outstanding as of Sept. 30, 2009 and
  12,905,505 shares issued and outstanding
  as of December 31, 2008                   439,876                439,876
   Additional paid-in capital             2,005,282              2,005,282
   (Accumulated deficit)
      retained earnings                  (2,878,714)           (2,588,663)
                                         ----------             ----------
     Total Stockholders' Equity           (433,556)               (143,505)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $1,048,762             $1,465,155
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2009            2008           2009           2008
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales     $  34,942   $  (21,207)   $    132,288   $    99,213
                           -----------   -----------      --------     --------
     Total revenues           34,942      (21,207)        132,288       99, 213
                            -----------   -----------    --------      --------
Operating expenses:
  Salaries and wages            16,476     21,827          50,716        69,794
  Contract Labor                 8,286      7,065          30,777        18,710
  Telephone & utilities         11,424     12,503          32,585        35,341
  Taxes - property & payroll      (619)    10,201          17,573        29,020
  Insurance                        190        191             570         1,228
  Supplies                       2,923      7,984          10,681        19,858
  Small equipment & repairs      5,309      3,341          10,877         9,479
  Drayage                        2,829      3,750           8,647        16,364
  Corporate expenses             1,655      1,050           9,731        10,895
  Legal and accounting           3,223         60           3,542        88,632
  Compliance/Safety                587        327             967           473
  Depreciation & amortization    4,898      4,902          14,693        14,706
  Other expenses                 1,476      1,911           7,931         6,858
                           ----------   ----------        -------       -------
  Total operating expenses      58,657      75,112         199,290      321,358
                          ----------    ----------       --------      --------
Profit (Loss) from operations  (23,715)   (96,319)        (67,002)    (222,145)

Other Income & (Expense):
  Other income (expense)     (179,281)    (31,985)      (222,249)      (85,212)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes  (202,996)    (128,304)     (289,251)     (307,357)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)                              (800)        (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $   (202,996) $   (128,304) $    (290,051)   $ (308,157)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earnings per share     $    (.015)   $      (.01)  $      (.02) $       (.02)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 13,373,505    12,905,505       13,373,505   12,905,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2009 and Sept. 30, 2008

                                             Nine Months Ended Sept. 30,
                                               2009                   2008
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)
  Operating activities:                       $  (290,051)         $ (308,157)
     Depreciation and amortization                  14,693              14,706
     Gain on sale of asset                            -                    -
     (Increase)Decrease in
        accounts receivable                       (10,946)               (607)
     Decrease(Increase) in inventory               270,315              61,224
     (Increase)Decrease in other
       current assets                                   -                  625
     (Decrease) increase in accounts payable
       and accrued expenses                        230,703             181,029
    (Decrease) increase in short term notes      (357,045)              31,513

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                        (142,331)            (19,667)
                                              ------------          -----------

Cash Flows From Investing Activities:

  Removal of mining claims                         143,263             -
  Proceed from sale of fixed asset                     -                -
  Other assets bonds misc. deposits                    -                -
                                              -----------        -----------
  Net cash (used) provided by
    investing activities                           143,263              -
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable                    -                5,943
  Proceeds from sale of common stock                    -                  459
  Additional paid-in capital                            -               13,005
                                                -----------        ------------
  Net cash provided (used) provided by
    financing activities                               -                19,407
                                                ------------     ------------

  (Decrease) increase in cash                          932               (260)

Cash, beginning of period                                0                 642
                                                ------------       ----------
Cash, end of period                              $     932    $            382
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       84,900        $     93,549
                                               ============        ============
    Income taxes                             $          800         $       800
                                               ============        ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

I.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating a gold mine in Alleghany, California; currently on maintenance-only status. In accordance with directive from the Securities and Exchange Commission (SEC)and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion and specimens are quoted at the market price for gold bullion. (PM London Fix on the last day of the quarter.) The quarterly valuation adjustment to inventory is recorded as an expense when the value decreases and as revenue when the value increases and is combined with Gold Sales Revenue on the Condensed Income Statement. This serves the dual purpose of fairly presenting the value of the gold inventory on the balance sheet and adjusts Cost of Goods Sold to the spot gold price. Jewelry is quoted at the market price for the gold content plus labor cost. Gold Bullion and jewelry are accounted for using the FIFO method. Specimens are accounted for using the specific identification method.

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

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2009 and December 31, 2008, the results of operations and cash flows for the three-month & nine-month periods ended Sept. 30, 2009 and 2008. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.

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

General accounting principles do not allow the Company to adjust its real estate to reflect market value, which has increased substantially. Standing timber values are not included as assets on the balance sheet. These unreported assets will significantly increase the Company's net worth.

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

BALANCE SHEET COMPARISONS

For the nine month period ended September 30, 2009:

Inventory decreased by $270,315 (43%) and Notes Due Related parties decreased by $357,045 (57%) as a long-time creditor of the Company exchanged his debt for gold. The Company has an option to buy back the material. Additionally a portion of Notes Due Related parties was moved to Accounts Payable and Accrued Expenses. This was done to separate Michael Miller's accrued wages, from his loans to the company.

Mineral property decreased by $143,263 (20%) due to the removal of the unpatented mining claims from the Company's balance sheet.


STATEMENT OF OPERATIONS

Gold & jewelry sales for the three-month period ended Sept. 30, 2009 increased by $56,149 (265%) compared to the same period in 2008 due to the change in the value of the gold inventory based on the spot price of gold for the three-months ended Sept. 30, 2008 combined with relatively low sales. A decrease of $32,642 was recorded which exceeded the three-month revenue of $11,435 resulting in negative net revenue for that period. For the three-month period ended Sept. 30, 2009 the valuation adjustment was a decrease of $20,323. The valuation adjustment serves the dual purpose of correcting the booked value of inventory as well as adjusting the cost of goods sold to reflect actual gold prices.

Changes in the Company's operating expenses are reflected as follows:

For the three-month period ended Sept. 30, 2009 operating expenses decreased by $16,455 (22%) compared to the same period in 2008 primarily due to a decrease adjustment in accrued property tax expense related to the disposition of the mining claims.

For the nine-month period ended Sept. 30, 2009 operating expenses decreased by $122,068 (38%) due to the adjustment to accrued expenses explained above as well as legal fees booked in 2008 related to the lawsuit with the California District Attorney Association. (See 2008 reports for details).

Other expenses increased by $49,224 (285%) for the three-month period and increased by $137,037 (160%) for the nine-month period ended Sept. 30, 2009 compared to the same periods in 2008 primarily due to the loss of $143,263 recorded as a result of the write-off of the Company's mining claims in 2009.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc. at September 30, 2009.


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

/s/Michael M. Miller
President and Director
Dated: March 17, 2010