Form 10-K
period 2009-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2010-05-13
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2009
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

                        Yes:                        No:   x



As of December 31, 2009, 13,373,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.



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

The primary operation is the Sixteen to One mine from which more than 1,111,628 troy ounces of gold have been retrieved since the mine commenced operation in 1896. It is a traditional hard rock underground mine where employees create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards.

Operations are characterized by significant amounts of preparation, tunneling, underground property maintenance and upgrading, all of which are necessary to permit access to and extraction of gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during these periods, little gold is mined. At other times, employees are primarily searching for gold. Accordingly, business is subjected to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or underground development and the other as a function of gold production. The operation resembles the classical "boom or bust" cycles regardless of outside influences.

Metal detection technology enables exploration to detect gold from zero to 48 Inches from quartz faces in the wall rock. (The size of the concentration is a factor). The Company works with others interested in developing new technologies for deeper penetration. These arrangements allow the Company to benefit from research activities without incurring the full costs associated with research and development.

Advancement in metal detection technology has steadily progressed over the past fifteen years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed; however, the hardware used in advanced gold detection has continued to improve. Also the same physics principles that are used in governmental programs for Directed Energy Weapons may stimulate research and development.

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

The Company lacks sufficient funds to implement major construction projects to significantly increase production of gold. Sinking a new shaft in the center of the property is one project. The company has plans to raise working capital for this project. Other mining related projects are: joining a public stock exchange, building and testing a gold detector specifically designed for the Sixteen to One vein. Future development and testing of advanced metal detection will likely increase the production of gold.

Supplies and equipment used for underground exploration are commonly available. Labor requirements are available. The Company believes that within the Sixteen to One mine substantial exploration opportunities exist.

In 1994, following a long-standing practice of acquiring inactive productive mines, the Company purchased the Brown Bear mine in Trinity County, located outside Lewiston, California. The property, 540 timbered and patented acres and twenty-two unpatented claims, has yielded 500,000 troy ounces of gold. The mine is underground, yet no excavation exists below the tunnel entrance (adit level). During the 1980's the property was extensively core drilled by Santa Fe Mineral. These results indicate that within the Brown Bear mine attractive exploration opportunities exist. (See subsequent events)

In 1999, the Company acquired the Plumbago mine in the Alleghany Mining District, which is located approximately two miles southeast of the Sixteen to One mine. The property includes a twenty acre patented claim, mineral rights to eight patented claims and sixteen unpatented claims. The property has a history of rich gold production. The Company will pursue the potential within this property when funding becomes available for exploration and development.

On June 22, 2005, the Company acquired the mineral rights to fourteen claims, the patent rights to one claim and the mill of the Gold Crown mine, adjacent to the Sixteen to One Mine. The Board of Directors decided that it is a long-term investment and important to the long-term welfare of the Company.

No particular seasonality exists for the marketing of gold (other than the Company's gold jewelry sales for which some modest bias toward the fourth quarter is recorded). Business is not seasonal except for the generally modest effect of winter storms on the ability of a crew to access the mine.
Management believes it is in substantial compliance with all applicable federal, state and local laws and regulations relating to the environment. The Company does not presently anticipate any material capital expenditures for environmental control facilities, either for the remainder of its current fiscal year or for the succeeding fiscal year.

In December of 2007, management elected to discontinue its exploration program at the Sixteen to One Mine in favor of focusing its attention on surface and underground repairs and maintenance. The work is ongoing.

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

The Company is substantially in compliance with all known safety and environmental standards and regulations. There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect.

(d) Liquidity

Gold inventory at December 31, 2009, was $414,331, primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. The difference in the recorded value and the actual cash value is a significant increase in determining asset value but cannot be included on the balance sheet due to accounting rules. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.

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

The Alleghany properties consist of 26 patented claims (470 acres) and 160 acres of mineral rights on patented claims. In 1994, the Company purchased the Brown Bear Mine in the French Gulch Mining District, consisting of 34 patented claims (540 acres) 22 unpatented claims (440 acres). The following table sets forth further information with respect to the Company's mining claims.


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


ITEM 3:  LEGAL PROCEEDINGS

In July the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region. Both defendants filed an answer on August 20, 2009 denying that the state is entitled to any damages. The case number is: No. 7019. Discovery is in process. (See subsequent events.)

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2000 through 2009 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2009  $  .60  $  .45  $   *   $   *  $    .40 $  .40  $  ..45  $  .60
    2008     .89     .75     .89     .75      *   $    *        *     *
    2007    1.00     .80     .95     .90     .90     .85     .88      .88
    2006    1.00     375    1.00     .75    1.00    1.00    1.00      .95
    2005    .65      .60     .75     .50     .60     .60    1.00      .40
    2004    .83      .62     .75     .72    1.00     .60     .75      .42
    2003    .90      .85     .83     .38     .70     .50      .60     .60
    2002    .86      .22     .86     .60     .32     .20      .55     .20
    2001    .234    .167    .400    .250    .300    .267      .400   .150
    2000    .333    .187    .354    .210    .397    .210      .333   .127

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


Balance Sheet

Balance Sheet Comparisons

(a) Comparisons of 2009 with 2008.

Assets:
For the one-year period ended December 31, 2009:

Gold Inventory decreased by $217,521 (34%) as a long-time creditor of the Company exchanged his debt for gold. The Company has an option to buy back the material at a small premium before October 1, 2010. Additionally if the creditor sells the gold within the time limit the Company will receive any profit made.

Mineral property decreased by $143,263 (20%) due to the removal of the unpatented mining claims from the Company's balance sheet. The mining claims are still available to the Company for mining.

Liabilites:
For the one-year period ended December 31, 2009:

Accounts payable & accrued expenses increased by $163,737 (33%) due primarily to increases in accrued wages and interest expense.

Notes due to related parties reflects an increase of only $20,828 (3%) but it should be noted that the dispersal of this debt changed significantly over the course of the year. The advance on the sale of the Brown Bear Mine ($400,000) is included in the year-end balance. This was offset by the sale of inventory to a related party lender in the amount of $248,891 as well as the transfer of accrued wages from this account to the accounts payable and accrued expenses category above.

Notes payable due within one year decreased by $341,300 (85%) as an advance on the sale of the Brown Bear Mine was used to pay down the note from Gold Country Lenders, which was secured by the Company's Alleghany properties.

Statement of Operations

(b) Comparison of 2009 with 2008

Income:
For the one-year period ended December 31, 2009 compared to the one-year period Ended December 31, 2008 revenue increased by $92,583 (87%). This was due primarily to a large sale of inventory in the third quarter of 2009 to a related-party lender. The company has an option to buy back the material. (See balance sheet notes above for more information.)

Expenses:
For the one-year period ended December 31, 2009 compared to the one-year period Ended December 31, 2008 operating expenses decreased by $112,897 (29%) this was mainly due to a decrease in legal expenses of $84,231.

For the one-year period ended December 31, 2009 the company showed a loss of $215,873 compared to a loss of $368,330 for the same period in 2008. The 41% difference can be attributed to higher income and lower expenses in 2009.

The basic and diluted loss per share is .01 per share in 2009 compared to a basic and diluted loss per share of .02 in 2008.

(c) Comparison of 2008 with 2007

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


ITEM 7:  SUBSEQUENT EVENTS

The Brown Bear Mine was listed with Coldwell Banker at Trinity Alps Realty on May 27, 2009. Escrow opened with a related party on November 17, 2009 with a sale price of $580,000. Escrow closed in January 2010. The company has a three-year option to buy back the property.

On January 6, 2010, the California Department of Conservation, formally the Division of Mines and Geology filed a complaint for statutory reporting and mining fees and penalties alleging failures by the Company. Various Public Resources Code Sections were cited substantially related to surface mining. On March 24, 2010, the Company filed verified answers denying any wrongdoing. Discovery is ongoing.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June, 2010. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    67  President
                          & Director       1983              1977

Scott K. Robertson    53  Treasurer
                          & Director       1999              1999

Hugh Daniel O'Neill   68  Director         N/A               2002

Rae Bell Arbogast     44  Secretary        2002              N/A

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

Scott K. Robertson- Treasurer ~ Director

Scott has been active in the Company as an outside accountant since 1984 and a director since 1999. In 1991, Scott co-founded the CPA business and development firm Robertson, Woodford & Summers, LLP located in Grass Valley, California. Currently he is CEO of Emerald Cove Marina, a full service marina at Bullard's Bar Reservoir and President of the Nevada County Broadcaster's Inc. a local radio station group. Scott also serves on the board of a high tech company and a local toy company.

His community service includes past president of Rotary Club of Grass Valley, Nevada County Economic Council, Nevada County Business Association and Big Brothers Big Sisters.

Scott is a graduate of University of Santa Barbara in Business in 1981 receiving his CPA certificate in 1986. Scott resides in Nevada City, California with his wife of over 30 years Debra, a graduate of University of Santa Barbara. They have three sons, Trevor, Keith and Dan.

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

Rae Bell Arbogast ~ Secretary

Rae Bell was born in Southern California and moved to the Alleghany area with her family in 1975. They lived near the Ruby Mine where they relied on skis and a snowmobile for transportation in the winter. Her father worked as a miner at the Ruby and Carson mines.

Rae Bell has been involved with the Sixteen to One Mine since 1996. Currently she provides bookkeeping & secretarial services to a few clients in addition to Original Sixteen to One Mine, Inc. She serves as a Director of the Alleghany Water District and has held various board positions with the Fire Department since 1996. She has served as a volunteer Emergency Medical Technician with the Fire Dept. since 1997. She is a part-time student at Sierra College majoring in business/accounting.

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


Management Remuneration for the Period Ended December 31, 2009

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2009  $ 60,000       0         0             0
President & CEO  2008  $ 60,000       0         0             0
                 2007  $ 60,000       0         0             0



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
                (as a group)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

PART IV

ITEM 13:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2009 and December 31, 2008, the results of operations and cash flows for the twelve-month periods ended December 30, 2009, 2008 and 2007. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
May 13, 2010



Balance Sheet

                                       December 31, 2009 & December 31, 2008

ASSETS
                                                        2009        2008
Current Assets
  Cash                                             $   7,321   $      -
   Accounts receivable                                3,711         3,266
   Inventory                                        414,331       631,852
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            425,363       635,118
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      218,287
   Mineral property                                 345,330      500,707
                                                    -------      -------
   Total Mining Property (see Note 2)               575,731      718,994
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        925,243      925,243
   Buildings                                        209,487      209,487
   Vehicles                                         255,128      255,128
                                                  ---------    ---------
  Total fixed assets at cost                      1,389,858    1,389,858
                                                  ---------    ---------
Less accumulated depreciation                   (1,303,866)  (1,284,275)
                                                -----------  -----------
   Net fixed assets                                  85,992      105,583
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $1,092,546   $1,465,155
                                                ==========    ==========


Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2009       2008
Current Liabilities
   Accounts payable & accrued expenses              $  648,434   484,697
   Due to related party (see Note 3)                   647,555   626,727
   Notes payable due within one year (see Note 6)       58,700   400,000
                                                      --------   -------
   Total Current Liabilities                        1,354,689  1,511,424
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 6)        97,236    97,236
                                                      --------   -------
Total Liabilities                                   1,459,695  1,608,660
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,373,505 shares
   issued and outstanding as of December 31, 2009
  and as of December 31, 2008                      439,876       439,876
   Additional paid-in capital                    2,005,282     2,005,282
   (Accumulated deficit)
   Retained earnings                           (2,804,537)   (2,588,663)
                                              ------------   -----------
   Total Stockholders' Equity                    (359,379)     (143,505)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $1,092,546   $1,465,155
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2009      2008       2007
Revenues:
Gold & jewelry sales                            198,431     105,848    653,636
                                                 ------    -------     -------
   Total Revenues                               198,431     105,848    653,636

Operating expenses:
   Salaries and wages                            68,543      90,613      74,214
   Contract Labor                                44,946      28,213     516,161
   Telephone & utilities                         43,285      42,672      69,576
   Taxes - property & payroll                    24,345      38,213      39,693
   Insurance                                        761       1,418       2,032
   Supplies                                      14,565      21,490      45,627
   Small equipment & repairs                     11,118       5,725      25,846
   Drayage                                       15,313      22,711      30,559
   Corporate expense                             12,441      12,795      14,113
   Legal and accounting                           4,341      88,572      11,771
   Compliance & Safety                            1,316       2,149       4,813
   Depreciation & amortization                   19,591      19,608      20,813
   Other expenses                                11,110      10,393      25,515
                                                 -------     ------      ------
   Total operating expenses                     271,675     384,572     880,733

   Profit (Loss) from operations              (73,244)    (278,724)   (227,097)

Other Income & (Expense):
Interest Expense                               (98,206)   (107,655)   (106,207)
Other expense                                 (144,277)     (1,171)     (6,050)
Other income                                   100,654     20,020      49,195
                                               ---------   --------   ---------
   Total other (expense) income               (141,829)    (88,806)    (63,062)

   Profit (Loss) before taxes                 (215,073)   (367,530)   (290,159)

   Income tax expense                              (800)     (800)        (800)

Net (loss) income                          $  (215,873) $ (368,330) $ (290,959)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share $ (.01) $ ( .03) $ (.02) Shares used in the calculation of net
   (loss) income per share                   13,373,505  13,373,505  12,890,204
                                                ========   =========   ========




Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2009,  2008,  2007


Cash Flows From Operating Activities:
                                                   2009       2008         2007

Net profit (loss)                          $  (215,874) $ (368,330) $ (290,959)
Operating activities:
   Depreciation and amortization                 19,591     19,608       20,813
   Gain on Sale of Asset                             -         -       (39,930)
   Decrease(Increase) in accounts receivable       (445)      (132)     (3,134)
   Decrease(Increase) in inventory              217,521     82,268       34,889
   Decrease (Increase) in other current assets       -         625          478
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes        (156,735)  94,372      260,382
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                               (135,942)    (171,589)   (17,461)

Cash Flows From Investing Activities:
   (Purchase) of Real Estate                    143,263          -         -
   (Purchase) sale  of fixed assets                -           -        39,930
   Other assets Bonds Misc. deposits               -       10,725         -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities 143,263      10,725      39,930

Cash Flows From Financing Activities
 Increase (decrease) notes payable                   -        38,758   (23,049)
 Proceeds from sale of common stock                  -       14,499         -
 Paid in Capital from Shareholders                   -      106,965         -
                                                --------    --------   --------
 Net cash provided (used) by financing activities    -        160,222  (23,049)

 (Decrease)increase in cash                         7,321       (642)     (580)
 Cash, beginning of period                             -          642     1,222
                                                    ------   -------   --------
 Cash, end of period                              $  7,321  $     0   $     642
                                                  ========    =======  ========


                        NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating a gold mine in Alleghany, California; currently on maintenance status. In accordance with directive from the Securities and Exchange Commission (SEC)and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion and specimens are quoted at the market price for gold bullion. (PM London Fix on the last day of the quarter.) The quarterly valuation adjustment to inventory is recorded as an expense when the value decreases and as revenue when the value increases and is combined with Gold Sales Revenue on the Condensed Income Statement. This serves the dual purpose of fairly presenting the value of the gold inventory on the balance sheet and adjusts Cost of Goods Sold to reflect the actual spot gold price. Jewelry is quoted at the market price for the gold content plus labor cost. Gold Bullion and jewelry are accounted for using the FIFO method. Specimens are accounted for using the specific identification method.

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


2. PROPERTY

The company's original property is carried at the 1924 value of $628,662 and has been fully amortized through depletion charges of $524,145. Other properties included in the "Real estate and property rights" category are a lot purchased in 1984 for $1,000, Surface rights purchased at the townsite auction in 1996 for $76,574 and $48,310 for the Sphoon Mine which is patented property included with the purchase of the Gold Crown Mine in 2005. The category "mineral property" includes the Brown Bear Mine which was purchased in 1994 for $300,000 and the Plumbago Mine which was exchanged for 50,000 shares of restricted stock in 1999. The overall property decrease of $143,263 represents the write-down of the company's unpatented mining claims, including approximately $87,000 in legal costs associated with defending the mining claims that were capitalized in 1994. Escrow opened on the sale of the Brown Bear Mine in 2009 but did not close until 2010.

3. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2009 was $647,555 consisting of $222,555 in loans from Michael Miller secured by real-estate (see related party transactions)interest is charged on this loan on a reimbursement basis based on the interest charged on Michael Miller's personal line of credit at Citizen's bank. $400,000 of the balance is an advance payment on the Brown Bear Mine (see related party transactions) and $25,000 from a shareholder secured by gold belonging to Michael Miller.

4. RELATED PARTY TRANSACTIONS

For several years Orocal Manufacturing had a Note Receivable from Original Sixteen to One Mine,Inc. that had accumulated to $249,891. In August of 2009 Orocal opted to convert the note to gold and a sale was made from Original Sixteen to One Mine Inc. to Orocal at $1,000 per ounce to cancel out the note. Orocal has granted the Company an option to buy back the material at spot price plus 10% for one year and at spot price plus 20% for the subsequent year. If the gold price falls below $1,000 per ounce, $1,000 per ounce is to be used to calculate the buy back prices. If Orocal sells any of the pieces within the two-year period the Company will get any amount over the established buy back price.

The Brown Bear Mine was listed with Coldwell Banker at Trinity Alps Realty on May 27, 2009. A related party purchased the Brown Bear Mine and offered the Company a three-year buy-back option. Escrow opened on November 17, 2009 with a sale price of $580,000. Escrow closed in January 2010.

Gold Country Lenders started foreclosure proceedings on the Company's Alleghany properties on May 29, 2009 for the $400,000 note they've held since 2001. The note was issued as a one-year note and was extended annually for the next seven years. A related party paid down the note to Gold Country Lenders and substituted into its position.


5. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $648,434 at December 31, 2009. This balance includes $325,695 in accrued wages owed to Michael Miller, $12,000 in accrued wages owed to an employee and $20,000 owed to independent contractors and secured with gold.

6. NOTES PAYABLE

Notes payable due within one year of $58,700 is the balance remaining on the books for the $400,000 one-year note with that was secured by the Company's Alleghany property.

Notes payable due after one year of $97,236 is the balance remaining on the mortgage for the Gold Crown Mine. The Company is behind on its payments and interest has not been accrued on this note.

7.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.03. Issued and outstanding: 13,373,505 shares of common stock.
At December 31, 2009, 2,771,299 shares were restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.