Form 10-K/A
period 2009-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2010-06-16
CIK 74925

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


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common   M. Blair Hull                1,962,822            14.6%
         Hull Trading Co.
         401 So. LaSalle, Ste. 505
         Chicago, IL  60605

Common   Kathy N. Hull                1,490,250             11%
         11 Sierra Ave.
         Piedmont, CA  94611


Common   Michael M. Miller            1,308,597              9.7%
         Officer and Director
         P.O. Box 941
         Alleghany, CA  95910

Common   Charles I. Brown
         Family Partnership LTD         833,668             6%
           P.O. Box 1835
           Edwards, CO 81632

Common   Scott K. Robertson             167,820              1.2%
         Officer and Director
         12391 Deer Park Drive
         Nevada City, CA  95945

Common   Hugh Daniel O'Neill              26,227             .1%
         Director
         227 Prospect St.
         Nevada City, CA  95959

Common   Rae Bell Arbogast               13,158            .09%
         Secretary
         P.O. Box 919
         Alleghany, CA 95910

Common   All Officers & Directors     1,515,802             11%
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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
May 13, 2010



Condensed Balance Sheet

                                       December 31, 2009 & December 31, 2008

ASSETS
                                                        2009        2008
Current Assets
  Cash                                             $   7,321   $      -
   Accounts receivable                                3,711         3,266
   Inventory                                        414,331       631,852
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            425,363       635,118
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      218,287
   Mineral property                                 345,330      500,707
                                                    -------      -------
   Total Mining Property (see Note 2)               575,731      718,994
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        925,243      925,243
   Buildings                                        209,487      209,487
   Vehicles                                         255,128      255,128
                                                  ---------    ---------
  Total fixed assets at cost                      1,389,858    1,389,858
                                                  ---------    ---------
Less accumulated depreciation                   (1,303,866)  (1,284,275)
                                                -----------  -----------
   Net fixed assets                                  85,992      105,583
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $1,092,546   $1,465,155
                                                ==========    ==========


Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2009       2008
Current Liabilities
   Accounts payable & accrued expenses              $  648,434   484,697
   Due to related party (see Note 3)                   647,555   626,727
   Notes payable due within one year (see Note 6)       58,700   400,000
                                                      --------   -------
   Total Current Liabilities                        1,354,689  1,511,424
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 6)        97,236    97,236
                                                      --------   -------
Total Liabilities                                   1,451,925  1,608,660
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,373,505 shares
   issued and outstanding as of December 31, 2009
  and as of December 31, 2008                      439,876       439,876
   Additional paid-in capital                    2,005,282     2,005,282
   (Accumulated deficit)
   Retained earnings                           (2,804,537)   (2,588,663)
                                              ------------   -----------
   Total Stockholders' Equity                    (359,379)     (143,505)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $1,092,546   $1,465,155
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2009      2008       2007
Revenues:
Gold & jewelry sales                            198,431     105,848    653,636
                                                 ------    -------     -------
   Total Revenues                               198,431     105,848    653,636

Operating expenses:
   Salaries and wages                            68,543      90,613      74,214
   Contract Labor                                44,946      28,213     516,161
   Telephone & utilities                         43,285      42,672      69,576
   Taxes - property & payroll                    24,345      38,213      39,693
   Insurance                                        761       1,418       2,032
   Supplies                                      14,565      21,490      45,627
   Small equipment & repairs                     11,118       5,725      25,846
   Drayage                                       15,313      22,711      30,559
   Corporate expense                             12,441      12,795      14,113
   Legal and accounting                           4,341      88,572      11,771
   Compliance & Safety                            1,316       2,149       4,813
   Depreciation & amortization                   19,591      19,608      20,813
   Other expenses                                11,110      10,393      25,515
                                                 -------     ------      ------
   Total operating expenses                     271,675     384,572     880,733

   Profit (Loss) from operations              (73,244)    (278,724)   (227,097)

Other Income & (Expense):
Interest Expense                               (98,206)   (107,655)   (106,207)
Other expense                                 (144,277)     (1,171)     (6,050)
Other income                                   100,654     20,020      49,195
                                               ---------   --------   ---------
   Total other (expense) income               (141,829)    (88,806)    (63,062)

   Profit (Loss) before taxes                 (215,073)   (367,530)   (290,159)

   Income tax expense                              (800)     (800)        (800)

Net (loss) income                          $  (215,873) $ (368,330) $ (290,959)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share $ (.01) $ ( .03) $ (.02) Shares used in the calculation of net
   (loss) income per share                   13,373,505  13,373,505  12,890,204
                                                ========   =========   ========




Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended                             December 31, 2009,  2008,  2007


Cash Flows From Operating Activities:
                                                   2009       2008         2007

Net profit (loss)                          $  (215,874) $ (368,330) $ (290,959)
Operating activities:
   Depreciation and amortization                 19,591     19,608       20,813
   Gain on Sale of Asset                             -         -       (39,930)
   Decrease(Increase) in accounts receivable       (445)      (132)     (3,134)
   Decrease(Increase) in inventory              217,521     82,268       34,889
   Decrease (Increase) in other current assets       -         625          478
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes        (156,735)  94,372      260,382
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                               (135,942)    (171,589)   (17,461)

Cash Flows From Investing Activities:
   (Purchase) of Real Estate                    143,263          -         -
   (Purchase) sale  of fixed assets                -           -        39,930
   Other assets Bonds Misc. deposits               -       10,725         -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities 143,263      10,725      39,930

Cash Flows From Financing Activities
 Increase (decrease) notes payable                   -        38,758   (23,049)
 Proceeds from sale of common stock                  -       14,499         -
 Paid in Capital from Shareholders                   -      106,965         -
                                                --------    --------   --------
 Net cash provided (used) by financing activities    -        160,222  (23,049)

 (Decrease)increase in cash                         7,321       (642)     (580)
 Cash, beginning of period                             -          642     1,222
                                                    ------   -------   --------
 Cash, end of period                              $  7,321  $     0   $     642
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