Form 10-Q
period 2010-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2010-07-08
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2010       Commission File No. 001-10156



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

                        Yes:                        No:   X



As of March 31, 2010, 13,373,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2010 and December 31, 2009

                                    March 31, 2010       December 31, 2009
ASSETS

Current Assets
   Cash                                  $    7,742              $   7,321
   Accounts receivable                        5,051                  3,711
   Inventory                                416,681                414,331
                                         ----------             ----------
     Total current assets                   429,474                425,363
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                345,330
                                         ----------             ----------
                                            278,377                575,731
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,308,220)            (1,303,866)
                                         ----------             ----------
     Net fixed assets                        81,638                 85,992
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   7,962                  5,460
                                         ----------             ----------

     Total Assets                        $  797,451             $1,092,546
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      598,217                648,434
Due to related party                        217,217                647,555
Notes payable due within one year            58,700                 58,700
                                         ----------             ----------
     Total Current Liabilities              874,134              1,354,689
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                      971,370              1,451,925
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,373,505 shares issued and
     outstanding as of March 31, 2010 and
     as of December 31, 2009                439,876                439,876
   Additional paid-in capital             2,005,282              2,005,274
   (Accumulated deficit)
      retained earnings                  (2,619,077)           (2,804,537)
                                         ----------             ----------
     Total Stockholders' Equity          (173,919)              (359,379)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $  797,451             $1,092,546
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2009 and March 31, 2009

                             Three Months Ending March 31,
                                      2010            2009
                                    ------          ------
Revenues:
  Gold & jewelry sales             $  11,067  $     47,333
                                   -----------   -----------
     Total revenues                   11,067        47,333
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  11,170        17,282
  Contract Labor                       8,792         6,765
  Telephone & utilities               11,645         8,266
  Taxes - property & payroll           10,297        9,075
  Insurance                              277           190
  Supplies                            23,441         4,571
  Small equipment & repairs            1,451         5,054
  Drayage                              7,612         1,524
  Corporate expenses                   1,150         2,775
  Compliance/safety                    1,138            73
  Legal and accounting                 2,460           245
  Depreciation & amortization          4,354         4,898
  Other expenses                      19,400         2,208
                                   ----------   ----------
  Total operating expenses           103,187        62,926
                                 ----------    ----------
  Profit (Loss) from operations     (92,120)      (15,593)

Other Income & Expenses:

Other Income                         282,071         3,258
Other Expenses                       (3691)       (26,433)
                                    -------       --------
Total Other Income (Expense)        278,380       (23,175)
                                 ----------    -----------
Profit (Loss) before taxes           186,260      (38,768)
                                 ----------    -----------
Income Tax Benefit                       800          -
Net Profit (Loss)             $      185,460   $  (38,768)
                               ============    ===========

Basic and diluted Gain
   (Loss) per share           $        .013   $     (.002)
                                 ============    ============
Shares used in the
   calculation of net
   loss income per share           13,373,505    13,373,505
                                 ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2010 and March 31, 2009

                                              Three Months Ended March 31,
                                               2010                   2009
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                       $         185,460         $  (38,768)
  operating activities:
     Depreciation and amortization                  4,354                4,898
     (Increase)Decrease in
        accounts receivable                        (1,340)                (639)
     Decrease(Increase) in inventory               (2,350)              (9,964)
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                        50,217)              309,876
    (Decrease) increase in short term notes      (430,338)            (261,383)


                                            ------------            ----------
  Net cash (used) provided by
     operating activities                        (294,431)                4,020
                                             ------------           -----------

Cash Flows From Investing Activities:

  Sale of Real Estate                              300,000              -
  Mining Claim fees, capitalized                   (2,646)              -
  (Increase) Bonds, Misc Deposits                  (2,502)              -
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                           294,852              -
                                            -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                      -                 -
  (Increase) decrease in notes receivable                -                 -
  Proceeds from sale of common stock                     -                 -
  Additional paid-in capital                             -                 -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                              -                     -
                                               ------------        ------------

  (Decrease) increase in cash                          421                4,020

Cash, beginning of period                            7,321                  -
                                                ------------         ----------
Cash, end of period                            $     7,742        $       4,020
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       3,408         $     26,208
    Income Taxes                             $          -          $         -
    Gain on Sale of Asset                     $   280,000
                                             ============          ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

I.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating gold mines in Alleghany, California; currently, in maintenance status.

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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2010 and December 31, 2009, the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. The same company owns and operates (maintains) the mine. Original Sixteen to One Mine Inc, (owner) was incorporated in California in 1911. Experts estimate that less than twenty percent of the proven and probable ore deposit has been mined. Production is approximately 1,500,000 ounces of gold.

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


BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2010 Real estate and mineral property decreased by $297,354 (86%) due to the sale of the Brown Bear Mine in Trinity County. See 2009 10-K notes for more information.

Bonds and Miscellaneous deposits increased by $2,502 (46%) due to the posting of a bond with State Fund Insurance Company for Worker's Compensation Insurance.

Noted due related parties decreased by $430,338 (66%) due to the application of an advance on the sale of the Brown Bear Mine against the purchase. See 2009 10-K notes for more information.

STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2010 decreased by $36,266 (77%) compared with the same period for 2009 due to lower sales of inventory combined with no gold production.

For the three-month period ended March 31, 2010 compared to the same period in 2009 operating expenses increased overall by $30,112 (48%) due to increased maintenance activity in 2010.

For the three-month period ended March 31, 2010 compared to the same period in 2009 other income increased by $278,813 (86%) due to the gain of $280,000 on the sale of Brown Bear Mine. Other expenses decreased by $22,742 (98%) due to an adjustment to interest expense in 2009 that did not occur in 2010 as well as less interest expense in 2010.

For the three-month period ended March 31, 2010 compared to the same period in 2009 the company showed a profit of $185,460 compared to a loss of $38,768.
The increase of $224,228 (578%) is attributable to the closing of escrow on the sale of the Brown Bear Mine in January. For details see the 2009 10-K notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

In July 2009 the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region. Discovery is ongoing. The case number is: No. 7019.

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

On September 3, 2009 the Company filed a complaint against Sierra County for damages suffered due to a gasoline and diesel leak onto its property. Both Sides seek settlement. Case number 7068.

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


/s/Michael M. Miller
President and Director
Dated:  June 15, 2010