Form 10-Q
period 2010-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2010-09-28
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2010       Commission File No. 001-10156



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

                        Yes:                       No:  x



As of June 30, 2010, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           June 30, 2010 and December 31, 2009

                                    June 30, 2010        December 31, 2009
ASSETS

Current Assets
   Cash                                  $    2,332              $   7,321
   Accounts receivable                        5,062                  3,711
   Inventory                                429,145                414,331
                                         ----------             ----------
     Total current assets                   436,539                425,363
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                345,330
                                         ----------             ----------
                                            278,377                575,731
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,312,573)            (1,303,866)
                                         ----------             ----------
     Net fixed assets                        77,285                  85,992
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   7,962                  5,460
                                         ----------             ----------

     Total Assets                        $ 800,163             $1,092,546
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      677,087                648,434
Due to related party                        272,948                647,555
Notes payable due within one year              -                    58,700
                                         ----------             ----------
     Total Current Liabilities              950,035              1,354,689
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,047,271              1,451,925
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of June 30, 2010 and
     13,373,505 as of December 31, 2009     440,656                439,876
   Additional paid-in capital             2,063,202              2,005,282
   (Accumulated deficit)
      retained earnings                  (2,750,966)           (2,804,537)
                                         ----------             ----------
     Total Stockholders' Equity           (247,108)              (359,379)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                     $800,163             $1,092,546
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2010            2009           2010           2009
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $    52,106    $   50,013      $    63,174   $   97,346
                        -----------   -----------         --------     --------
     Total revenues          52,106        50,013           63,174       97,346
                       -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         74,394        16,958           84,935       34,240
  Contract Labor             14,026        15,594           22,819       22,359
  Telephone & utilities      24,475        12,895           36,119       21,161
  Taxes - property & payroll 10,930         9,116           20,827       18,192
  Insurance                  13,513           190           14,546          380
  Supplies                   24,750         3,187           48,191        7,758
  Small equipment & repairs   4,540         2,112           16,519        7,166
  Drayage                     7,013         4,294           14,898        5,818
  Corporate expenses          5,947         5,300            7,097        8,075
  Legal and accounting          512           124            2,972          369
  Compliance/Safety              22           258            1,161          330
  Depreciation & amortization  4,354        4,898            8,707        9,796
  Other expenses               1,930        2,779           10,804        4,989
                           ----------   ----------        -------       -------
  Total operating expenses   186,406       77,705         289,595       140,633
                          ----------    ----------       --------      --------
    Loss from operations   (134,300)     (27,692)      $ (226,421)  $  (43,287)

Other Income & (Expense):
  Other income (expense)      2,412       (19,795)       280,792       (42,968)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes (131,888)    (47,487)          54,371       (86,255)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)   -           (800)         (800)          (800)
                         ----------    -----------     ---------     ----------
Net  profit (loss)    $   (131,888)  $   (48,287) $       53,571  $   (87,055)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
   Gain per share    $     (.01)  $       (.004)   $       .004    $    (.007)
                      ============    ============      =========     =========
Shares used in the
   calculation of net
   loss income per share 13,399,505     13,373,505      13,399,505   13,373,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2010 and June 30,2009

                                             Six Months Ended June 30,
                                               2010                   2009
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $     53,571          $  (87,055)
  operating activities:
     Depreciation and amortization                 8,707                 9,796
     (Increase)Decrease in
        accounts receivable                      (1,351)               (1,400)
     Decrease(Increase) in inventory            (14,814)                27,755
     (Increase)Decrease in other
       current assets                                -                   -
     (Decrease) increase in accounts payable
       and accrued expenses                       28,653               317,159
    (Decrease) increase in short term notes    (433,307)             (259,135)

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                       (358,541)                7,120
                                            ------------            -----------

Cash Flows From Investing Activities:

  Sale of mining property                        300,000                -
  Capitalization of mining claims                 (2,646)                -
  Other assets bonds misc. deposits               (2,502)                -
                                             -------------         -----------
  Net cash used by
    investing activities                         294,852                 -
                                             -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                  -                   -
  Proceeds from sale of common stock                  780                -
  Additional paid-in capital                       57,920                -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                           58,700                -
                                               ------------       ------------

  (Decrease) increase in cash                     (4,989)              7,120

Cash, beginning of period                          7,321                -
                                                ------------        ----------
Cash, end of period                           $    2,332           $     7,120
                                               ============       ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     5,058          $     46,826
                                             ============         ============
    Income taxes                             $        800         $        800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2010 and December 31, 2009, the results of operations and cash flows for the three-month periods ended June 30, 2010 and 2009. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the six-month period from December 31, 2009 to June 30, 2010 mining property decreased by $297,354 (52%) due to the sale of the Brown Bear Mine in Trinity County (booked value $300,000) combined with an offset of $2,646 for mining claim location fees that were capitalized.

Bonds and Miscellaneous deposits increased by $2,502 (45%) due to the posting of a bond with State Fund Insurance Company for Worker's Compensation Insurance.

Notes due related parties decreased by $374,607 (58%) due to the application of an advance on the sale of the Brown Bear Mine against the purchase. See 2009 10-K notes for more information.

Notes payable due within one year decreased by $58,700 (100%) due to the conversion of the remaining balance for the Note from Gold Country Lenders into stock.

STATEMENT OF OPERATIONS

Revenues for the six-month period ended June 30, 2010 compared to the same period in 2009 decreased by $34,172 (35%) due to no production and decreased gold sales.

Operating expenses for the three-month and six-month periods ended June 30,2010 increased by $108,700 (140%) and $148,962 (106%) respectively compared to the same periods in 2009 as a result of increased maintenance activity in 2010.

Other income (expense) for the three-month period ended June 30, 2010 increased on the income side by $22,206 (112%) due to less interest expense in 2010 compared to the same period in 2009. For the six-month period ended
June 30,2010 other income (expense) increased on the income side by $323,760 due to the sale of the Brown Bear Mine which was booked in January combined with lower interest expenses.

For the three-month period ended June 30, 2010 the company showed a loss of $131,888 compared to a loss of $48,287 for the same period in 2009. The $83,601 (173%) difference is due to higher operating expenses in 2010. For the six-month period ended June 30, 2010 the company showed a profit of $53,571 compared to a loss of $87,055 for the same period in 2009. The $140,626 (162%) difference is primarily due to the sale of the Brown Bear Mine in 2010. See 2009 - 10-K for more information.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2010.

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

/s/Michael M. Miller
President and Director
Dated:  September 28,2010