Form 10-Q
period 2010-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2010-11-03
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2010       Commission File No. 001-10156



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

                        Yes:                       No:  x



As of September 30, 2010, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           September 30, 2010 and December 31, 2009

                               September 30, 2010        December 31, 2009
ASSETS

Current Assets
   Cash                                  $      307              $   7,321
   Accounts receivable                       14,878                  3,711
   Inventory                                376,830                414,331
                                         ----------             ----------
     Total current assets                   392,015                425,363
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                345,330
                                         ----------             ----------
                                            278,377                575,731
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                925,243                925,243
   Buildings                                209,487                209,487
   Vehicles                                 255,128                255,128
                                         ----------             ----------
                                          1,389,858              1,389,858
Less accumulated depreciation            (1,316,927)           (1,303,866)
                                         ----------             ----------
     Net fixed assets                        72,931                 85,992
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   7,962                  5,460
                                         ----------             ----------

     Total Assets                        $ 751,285             $1,092,546
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      772,187                648,434
Due to related party                        293,947                647,555
Notes payable due within one year              -                    58,700
                                         ----------             ----------
     Total Current Liabilities            1,066,134              1,354,689
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,163,370              1,451,925
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of Sept. 30, 2010 and
     13,373,505 as of December 31, 2009     440,656                439,876
   Additional paid-in capital             2,063,202              2,005,282
   (Accumulated deficit)
      retained earnings                  (2,915,943)           (2,804,537)
                                         ----------             ----------
     Total Stockholders' Equity           (412,085)              (359,379)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                     $751,285             $1,092,546
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2010            2009           2010           2009
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales     $  36,779   $   34,942   $     99,952   $    132,288
                           -----------   -----------      --------     --------
     Total revenues           36,779       34,942         99,952        132,288
                            -----------   -----------    --------      --------
Operating expenses:
  Salaries and wages            67,749     16,476         153,642        50,716
  Contract Labor                 9,311      8,286          32,130        30,777
  Telephone & utilities         21,588     11,424          57,707        32,585
  Taxes - property & payroll    10,193      (619)          31,021        17,573
  Insurance                     17,092        190          30,679           570
  Supplies                      22,307      2,923          70,498        10,681
  Small equipment & repairs      5,666      5,309          11,657        10,877
  Drayage                        8,340      2,829          23,238         8,647
  Corporate expenses             2,386      1,655           9,483         9,731
  Legal and accounting           2,000      3,223           4,972         3,542
  Compliance/Safety                267        587           1,428           967
  Depreciation & amortization    4,354      4,898          13,061        14,693
  Other expenses                 5,656      1,476          26,987         7,931
                           ----------   ----------        -------       -------
  Total operating expenses     176,909      58,657         466,503      199,290
                          ----------    ----------       --------      --------
Profit (Loss) from operations (140,130)   (23,715)        (366,551)    (67,002)

Other Income & (Expense):
  Other income (expense)      (24,847)   (179,281)        255,945     (222,249)
                         ----------    -----------       -------       --------
Profit (Loss) before taxes  (164,977)    (202,996)     (110,606)     (289,251)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)                              (800)        (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $   (164,977) $   (202,996) $    (111,406)   $ (290,051)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earnings per share     $    (.01)   $        (.02)  $      (.01) $       (.02)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 13,399,505    13,373,505       13,399,505   13,373,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2010 and Sept. 30, 2009

                                             Nine Months Ended Sept. 30,
                                               2010                   2009
                                         --------------         --------------


Net profit (loss)                             $  (111,406)         $ (290,051)
  Cash Flows From Operating Activities:
     Depreciation and amortization                  13,061              14,693
     Gain on sale of asset                            -                    -
     (Increase)Decrease in
        accounts receivable                       (11,167)            (10,946)
     Decrease(Increase) in inventory                37,501             270,315
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                        123,753             230,703
    (Decrease) increase in short term notes      (412,308)           (357,045)

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                        (360,566)            (142,331)
                                              ------------          -----------

Cash Flows From Investing Activities:

  Removal (addition) of mining claims              (2,646)          143,263
  Proceed from sale real estate                    300,000           -
  Other assets bonds misc. deposits                (2,502)             -
                                              -----------        -----------
  Net cash (used) provided by
    investing activities                           294,852           143,263
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable                     -                 -
  Proceeds from sale of common stock                    780                -
  Additional paid-in capital                         57,920                -
                                                -----------        ------------
  Net cash provided (used) by
    financing activities                             58,700             -
                                                ------------     ------------

  (Decrease) increase in cash                       (7,014)               932

Cash, beginning of period                             7,321                 0
                                                ------------       ----------
Cash, end of period                              $     307    $            932
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       33,409        $     93,549
                                               ============        ============
    Income taxes                             $          800         $       800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2010 and December 31, 2009, the results of operations for the three-month and nine-month periods ended Sept. 30, 2010 and 2009, and the statement of cash flows for the nine-month periods ended Sept. 30, 2010 and 2009. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. The same company owns and operates (maintains) the mine. Original Sixteen to One Mine Inc, (owner) was incorporated in California in 1911. Experts estimate about twenty percent of the ore deposit has been mined. Production is approximately 1,500,000 ounces of gold.

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


BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2009 to Sept. 30, 2010:

Accounts receivable increased by $11,167 (301%) due to a note for refund from an independent contractor who was paid in advance, then declined services.

Mining property decreased by $297,354 (52%) due to the sale of the Brown Bear Mine in Trinity County (booked value $300,000) combined with an offset of $2,646 for mining claim location fees that were capitalized.

Bonds and Miscellaneous deposits increased by $2,502 (45%) due to the posting of a bond with State Fund Insurance Company for Worker's Compensation Insurance.

Notes due related parties decreased by $353,608 (55%) due to the application of an advance on the sale of the Brown Bear Mine against the purchase. See 2009 10-K notes for more information.

Notes payable due within one year decreased by $58,700 (100%) due to the conversion of the remaining balance for the Note from Gold Country Lenders into stock.

STATEMENT OF OPERATIONS

Revenues for the nine-month period ended Sept. 30, 2010 compared to the same period in 2009 decreased by $32,336 (24%) due to no production and decreased gold sales.

Operating expenses for the three-month and nine-month periods ended Sept 30,2010 increased by $118,252 (202%) and $267,213 (134%) respectively compared to the same periods in 2009 as a result of increased maintenance activity in 2010.

Other income and expense for the three-month period ended Sept. 30, 2010 Increased on the income side by $49,224 (286%) primarily due to less interest expense in 2010 compared to the same period in 2009. For the nine-month period ended Sept. 30,2010 other income (expense) increased on the income side by $478,194 due to the sale of the Brown Bear Mine which was booked in January combined with lower interest expenses in 2010.

For the three-month period ended Sept. 30, 2010 the company showed a loss of $164,977 compared to a loss of $202,966 for the same period in 2009. The $38,019 (19%) difference is due to lower interest expenses in 2010. For the nine-month period ended Sept. 30, 2010 the company showed a loss of $111,406 compared to a loss of $290,051 for the same period in 2009. The $178,645 (62%) difference is primarily due to the sale of the Brown Bear Mine in 2010. See 2009 - 10-K for more information.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at Sept. 30, 2010.

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


/s/Michael M. Miller
President and Director
Dated:  November 3,2010