Form 10-K
period 2010-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2011-04-06
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2010
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

                        Yes:                        No:   x



As of December 31, 2010, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.



PART I

GENERAL NOTE

In accordance with directive from the Securities and Exchange Commission
(SEC) and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

ITEM 1:  BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 in California. It mines gold on properties it owns in fee simple or on which it has claims in the Alleghany Mining District, about 65 miles northeast of the intersection of I-80 and California State Route 49.

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

Advancement in metal detection technology has steadily progressed over the past nineteen years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed; however, the hardware used in advanced gold detection has continued to improve. Also the same physics principles that are used in governmental programs for Directed Energy Weapons and Security may stimulate research and development.

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

No particular seasonality exists for the marketing of gold (other than the Company's gold jewelry sales for which some modest bias toward the fourth quarter is recorded). Business is not seasonal except for the adverse effect of winter storms on the ability of a crew to access the mine.
Management believes it is in substantial compliance with all applicable federal, state and local laws and regulations relating to the environment. The Company does not presently anticipate any material capital expenditures for environmental control facilities, either for the remainder of its current fiscal year or for the succeeding fiscal year.

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

(d) Liquidity

Gold inventory at December 31, 2010, was $372,199, primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. The difference in the recorded value and the actual cash value is a significant increase in determining asset value but cannot be included on the balance sheet due to accounting rules. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.

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

In 1999, the Company acquired the Plumbago mine in the Alleghany Mining District, which is located approximately two miles southeast of the Sixteen to One mine. The property includes a twenty-acre patented claim, mineral rights to eight patented claims and sixteen unpatented claims. The property has a history of rich gold production. The Company will pursue the potential within this property when funding becomes available for exploration and development.

On June 22, 2005, the Company acquired the mineral rights to fourteen claims, the patent rights to one claim and the mill of the Gold Crown mine, adjacent to the Sixteen to One Mine. The Board of Directors decided that it is a long-term investment and important to the long-term welfare of the Company.
No depletion has been applied to the Gold Crown or Plumbago properties.

The Brown Bear Mine was listed with Coldwell Banker at Trinity Alps Realty on May 27, 2009. Escrow opened with a related party on November 17, 2009 with a sale price of $580,000. Escrow closed in January 2010. The company has a three-year option to buy back the property.

The Alleghany properties consist of 26 patented claims (470 acres), 160 acres of mineral rights on patented claims and approximately 320 acres of unpatented claims. The following table sets forth further information with respect to the Company's mining claims.

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

MINERAL RIGHTS - PATENTED CLAIMS

     NAME OF CLAIM               NAME OF CLAIM

     Standard Lode               Standard Lode Extension
     Gold Beater Lode            Clute Lode
     Hope Extension Lode         Crafts Lode
     Plumbago Mine Mill Site     Enterprise Quartz


UNPATENTED CLAIMS

     NAME OF CLAIM               NAME OF CLAIM

      Alice                     Alice Annex
      General Sherman N. Ext.   Jumbo
      No Better                 No Better Ext.
      Right Place               Wonder #1
      Wonder #2                 Wonder Goldmines MS

ITEM 3:  LEGAL PROCEEDINGS

In July the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region. Both defendants filed an answer on August 20, 2009 denying that the state is entitled to any damages. Sierra County Superior Court Case No. 7019. Discovery is in process.

On January 6, 2010, the California Department of Conservation, formerly the Division of Mines and Geology filed a complaint for statutory reporting and mining fees and penalties alleging failures by the Company. Various Public Resources Code Sections were cited substantially related to surface mining. On March 24, 2010, the Company filed verified answers denying any wrongdoing. Sierra County Superior Court Case No. 7097
Discovery is ongoing.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2000 through 2010 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2010  $   *   $   *   $  .89  $  .45   $  *  $   *   $    .55  $  .50
    2009     .60     .45      *       *       .40    .40     ..45     .60
    2008     .89     .75     .89     .75      *        *        *     *
    2007    1.00     .80     .95     .90     .90     .85     .88      .88
    2006    1.00     .75    1.00     .75    1.00    1.00    1.00      .95
    2005    .65      .60     .75     .50     .60     .60    1.00      .40
    2004    .83      .62     .75     .72    1.00     .60     .75      .42
    2003    .90      .85     .83     .38     .70     .50      .60     .60
    2002    .86      .22     .86     .60     .32     .20      .55     .20
    2001    .234    .167    .400    .250    .300    .267      .400   .150

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

No value is recorded on the balance sheet for timber. The company owns 470 acres of prime forested timberland. No value is recorded on the balance sheet for the Company owned water-rights. Reduced value is recorded on the balance sheet for buildings, equipment and land. No value is recorded on the balance sheet for marketable aggregate and decorative stone currently stockpiled on the property. No value is recorded on the balance sheet for goodwill. Fixed assets are recorded at historic cost less depreciation.


Balance Sheet

Balance Sheet Comparisons

(a) Comparisons of 2010 with 2009.

Assets:
For the one-year period ended December 31, 2010:

Current assets decreased by $44,611 (10%) due primarily to a decrease in inventory which was sold to maintain operations.

Mining property decreased by $297,354 (52%) due to the sale of the Brown Bear Mine. (see note 4 at end of financial statements).

Vehicles decreased by $149,714 (58%) and equipment decreased by $114,839 (12%) due to the write-off of old vehicles and equipment no longer in use. These assets were fully depreciated. The write-off of these assets along with all accumulated depreciation, combined with new depreciation of $17,414, resulted in the net decrease of $16,044 in Fixed Assets.

Liabilites:

For the one-year period ended December 31, 2010:

Accounts payable & accrued expenses increased by $169,063 (26%) due primarily to increases in accounts payable and accrued wages.

Notes due to related parties reflects a decrease of $342,707 (53%) primarily due to an advance on the sale of the brown bear mine that was posted to this account in 2009 and applied to the sale of the asset in Jan. 2010 with the closing of escrow.

Notes payable due within one year decreased by $58,700 (100%) as the note to Gold Country Lenders was satisfied.

Statement of Operations

(b) Comparison of 2010 with 2009

Income:
For the one-year period ended December 31, 2010 compared to the one-year period ended December 31, 2009 revenue decreased by $56,306 (28%) due to more sales in 2009 than 2010.

Operating Expenses:
For the one-year period ended December 31,2010 compared to the one-year period ended December 31,2009 operating expenses increased by $325,047 (120%).
A small crew was hired in 2010 to do rehab and maintenance work, the increased operating expenses related directly to the crew are: Salaries and Wages increased $132,811 (194%), taxes (includes payroll taxes) increased $16,413 (67%) and insurance increased $38,827 (5,102%) due to an exorbitant worker's, compensation insurance premium. The increased activity at the mine also resulted in an increase in utilities of $28,279 (65%), supplies increased $70,878 (487%), small equipment and repairs increased $6,112 (55%), drayage increased $12,866 (84%), compliance/safety increased $1,998 (152%), and other operating expensed increased by $19,286 (174%).

Other Expenses:
Other expenses decreased by $205,983 (85%) primarily due to less interest expense in 2010 than 2009.

Other Income:
Other income increased by $209,380 (208%) due primarily to the gain on the sale of the Brown Bear Mine.

For the one-year period ended December 31, 2010 the company showed a loss of $181,063 compared to a loss of $215,873 for the same period in 2009. The 16% difference can be attributed to the sale of the Brown Bear Mine.

The basic and diluted loss per share of .01 per share was about the same for both years. The number of shares used in the 2010 calculation was 13,399,505 and for the 2009 calculation 13,373,505 shares were used.

(c) Comparison of 2009 with 2008

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

ITEM 7:  SUBSEQUENT EVENTS

Regarding Superior Court of Sierra County Case # 7019 People ex rel. Regional Water Board vs. Original Sixteen to One Mine Inc. On March 18, 2011 the second, third and fourth causes of action were dismissed leaving only the first cause of action; also, Michael Miller was dismissed as a defendant in the case.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 25, 2011. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    68  President
                          & Director       1983              1977

Scott K. Robertson    54  Treasurer
                          & Director       1999              1999

Hugh Daniel O'Neill   69  Director         N/A               2002

Andrew Yeiser         85  Director        N/A                2010

Rae Bell Arbogast     45  Secretary        2002              N/A

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

Andrew Yeiser ~ Director

Andrew Yeiser has taken an active interest in Original Sixteen to One Mine for 19 years. In 1992, at Michael Miller's request, he took his ground penetrating radar (GPR) equipment in the mine to investigate the possibility of using GPR to locate gold deposits at distances greater than the range of metal detectors. The concept was proven by the detection of echoes from 600 feet away. "The mountain is transparent to radar!" was the surprised remark of Lamber Dalphin, Stanford Research Institute's GPR expert who assisted him. The proof of concept was successful, yet the equipment had been designed for surface use and was not suitable for use in a mine.

Mr. Yeiser holds a BA in Physics from MIT and a MA in Physics from UC Berkely. He is a professor Emeritus in Computer Engineering at UCLA and UCI and has taught classes around the world. His management experience includes: project manager of the Polaris Atomic Submarine satellite navigation computer, ANBRN-1, project manager of the first MILSPEC computer, ANUYK-1, Director of the California State Water Project (Feather River) Completion and Activation Phase contract at North American Rockwell, project Apollo Lunar Landing Program Information Systems Director at North American Aviation, and founder and Director of General systems Industries, Inc., a multidisciplinary company that included computer, civil and mechanical engineers and behavioral scientists. Presently Mr. Yeiser is beta testing a GPR system designed specifically for use in the Sixteen to One Mine and is assisting in mitigating 16 to 1 problems with the California State Water Quality Control Board.

Rae Bell Arbogast ~ Secretary

Rae Bell was born in Southern California and moved to the Alleghany area with her family in 1975. They lived near the Ruby Mine where they relied on skis and a snowmobile for transportation in the winter. Her father worked as a miner at the Ruby and Carson mines.

Rae Bell has been involved with the Sixteen to One Mine since 1996. Currently she provides bookkeeping & secretarial services to a few clients in addition to Original Sixteen to One Mine, Inc. She serves as a Director of the Alleghany Water District, Secretary/Treasurer Underground Gold Miners Museum and has held various board positions with the Fire District since 1996 (currently as Treasurer). She has served as a volunteer Emergency Medical Technician with the Fire Dept. since 1997. She is a part-time student at Sierra College majoring in business/accounting.

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

Management Remuneration for the Period Ended December 31, 2010

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2010  $ 60,000       0         0             0
President & CEO  2009  $ 60,000       0         0             0
                 2008  $ 60,000       0         0             0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common   M. Blair Hull                1,962,822            14.6%
         Hull Trading Co.
         401 So. LaSalle, Ste. 505
         Chicago, IL  60605

Common   Kathy N. Hull                1,490,250             11%
         11 Sierra Ave.
         Piedmont, CA  94611


Common   Michael M. Miller            1,308,597              9.8%
         Officer and Director
         P.O. Box 941
         Alleghany, CA  95910

Common   Charles I. Brown
         Family Partnership LTD         833,668             6%
           P.O. Box 1835
           Edwards, CO 81632

Common   Scott K. Robertson             167,820             1.2%
         Officer and Director
         12391 Deer Park Drive
         Nevada City, CA  95945

Common   Hugh Daniel O'Neill              26,227            .19%
         Director
         227 Prospect St.
         Nevada City, CA  95959

Common   Andrew Yeiser                   18,450            .13%
         Director
         302 Cleveland Dr.
         Huntington Beach, CA 92648

Common   Rae Bell Arbogast               13,158            .01%
         Secretary
         P.O. Box 919
         Alleghany, CA 95910

Common   All Officers & Directors     1,534,252             11%
                (as a group)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

PART IV

ITEM 13:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2010 and December 31, 2009, the results of operations and cash flows for the twelve-month periods ended December 30, 2008, 2009 and 2010. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date April 5, 2011

Condensed Balance Sheet

                                       December 31, 2010 & December 31, 2009

ASSETS
                                                        2010        2009
Current Assets
  Cash                                             $  4,956    $    7,321
   Accounts receivable                                3,597         3,711
   Inventory                                        372,199       414,331
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            380,752       425,363
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976      345,330
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      575,731
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        810,404      925,243
   Buildings                                        209,487      209,487
   Vehicles                                         105,414      255,128
                                                  ---------    ---------
  Total fixed assets at cost                      1,125,305    1,389,858
                                                  ---------    ---------
Less accumulated depreciation                   (1,055,357)  (1,303,866)
                                                -----------  -----------
   Net fixed assets                                  69,948       85,992
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           7,962        5,460
                                                  ---------      -------

   Total Assets                                  $  737,039   $1,092,546
                                                ==========    ==========


Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2010       2009
Current Liabilities
   Accounts payable & accrued expenses (see Note 5) $  817,497   648,434
   Due to related party (see Note 3)                   304,848   647,555
   Notes payable due within one year                      -       58,700
                                                      --------   -------
   Total Current Liabilities                        1,122,345  1,354,689
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 6)        97,236    97,236
                                                      --------   -------
Total Liabilities                                   1,219,581  1,451,925
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2010
  13,373,505 shares and as of December 31, 2009    440,656       439,876
   Additional paid-in capital                    2,063,202     2,005,282
   (Accumulated deficit)
   Retained earnings                           (2,986,400)   (2,804,537)
                                              ------------   -----------
   Total Stockholders' Equity                    (482,542)     (359,379)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $  737,039   $1,092,546
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2010      2009       2008
Revenues:
Gold & jewelry sales                            142,125     198,431    105,848
                                                 ------    -------     -------
   Total Revenues                               142,125     198,431    105,848

Operating expenses:
   Salaries and wages                           201,354      68,543      90,613
   Contract Labor                                42,622      44,946      28,213
   Telephone & utilities                         71,564      43,285      42,672
   Taxes - property & payroll                    40,758      24,345      38,213
   Insurance                                     39,588         761       1,418
   Supplies                                      85,443      14,565      21,490
   Small equipment & repairs                     17,230      11,118       5,725
   Drayage                                       28,179      15,313      22,711
   Corporate expense                             10,543      12,441      12,795
   Legal and accounting                           8,317       4,341      88,572
   Compliance & Safety                            3,314       1,316       2,149
   Depreciation & amortization                   17,414      19,591      19,608
   Other expenses                                30,396      11,110      10,393
                                                 -------     ------      ------
   Total operating expenses                     596,722     271,675     384,572

   Profit (Loss) from operations              (454,597)     (73,244)   (278,724)

Other Income & (Expense):
Interest Expense                               (35,626)    (98,206)   (107,655)
Other expense                                     (874)    (144,277)    (1,171)
Other income                                   310,034      100,654      20,020
                                               ---------   --------   ---------
   Total other (expense) income                273,534   (141,829)    (88,806)

   Profit (Loss) before taxes                 (181,063)   (215,073)   (367,530)

   Income tax expense                              (800)     (800)        (800)

Net (loss) income                          $  (181,863) $ (215,873) $ (368,330)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share      $    (.01)  $   (.01)  $    (.03)
Shares used in the calculation of net
   (loss) income per share                   13,399,505  13,373,505  13,373,505
                                                ========   =========   ========




Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2010,       2009,      2008

Cash Flows From Operating Activities:
Net profit (loss)                          $  (181,863) $ (215,874) $ (368,330)
Operating activities:
   Depreciation and amortization                 17,414      19,591       19,608
   Gain on retirement of Asset                   (1,370)        -           -
   Decrease(Increase) in accounts receivable        114       (445)       (132)
   Decrease(Increase) in inventory               42,132    217,521      82,268
   Decrease (Increase) in other current assets       -         -            625
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes      (232,344)  (156,735)      94,372
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                                355,917)   (135,942)  (171,589)

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate               297,354     143,263        -
   (Purchase) sale  of fixed assets                -           -          -
   Other assets Bonds Misc. deposits             (2,502)       -        10,725
                                                  ---------  --------  --------
Net cash (used) provided by investing activities 294,852    143,263     10,725

Cash Flows From Financing Activities
 Increase (decrease) notes payable                   -         -        38,758
 Proceeds from sale of common stock                 780        -        14,499
 Paid in Capital from Shareholders               57,920        -       106,965
                                                --------    --------   --------
 Net cash provided (used) by financing activities 58,700         -      160,222

 (Decrease)increase in cash                      (2,365)      7,321       (642)
 Cash, beginning of period                        7,321       _             642
                                                    ------   -------   --------
 Cash, end of period                            $  4,956    $ 7,321 $       0
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


2. PROPERTY

The company's original property is carried at the 1924 value of $628,662 and has been fully amortized through depletion charges of $524,145. Other properties included in the "real estate and property rights" category are a lot purchased in 1984 for $1,000, Surface rights purchased at the townsite auction in 1996 for $76,574 and $48,310 for the Sphoon Mine which is patented property included with the purchase of the Gold Crown Mine in 2005. The category "mineral property includes the Plumbago Mine which was exchanged for 50,000 shares of restricted stock in 1999 and ten unpatented mining claims.

3. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2010 was $304,848 consisting of $259,848 in loans from Michael Miller secured by real-estate. Interest is charged on this loan on a reimbursement basis based on the interest charged on Michael Miller's personal line of credit at Citizen's bank. The remaining $45,000 in this account is owed to two shareholders.

4. RELATED PARTY TRANSACTIONS

The Brown Bear Mine was listed with Coldwell Banker at Trinity Alps Realty on May 27, 2009. A related party purchased the Brown Bear Mine and offered the Company a three-year buy-back option. Escrow opened on November 17, 2009 with a sale price of $580,000. Escrow closed in January 2010.

5. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $817,497 at December 31, 2010. This balance includes $385,695 in accrued wages owed to Michael Miller, $12,000 in accrued wages owed to an employee and $29,000 owed to independent contractors and secured with gold.

6. NOTES PAYABLE

Notes payable due after one year of $97,236 is the balance remaining on the mortgage for the Gold Crown Mine. The Company is behind on its payments and interest has not been accrued on this note.

7.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.03. Issued and outstanding: 13,399,505 shares of common stock.
At December 31, 2010, 2,797,299 shares were restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.