Form 10-Q
period 2011-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2011-05-26
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2011       Commission File No. 001-10156



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

                        Yes:                        No:   X



As of March 31, 2011, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2011 and December 31, 2010

                                    March 31, 2011       December 31, 2010
ASSETS

Current Assets
   Cash                                  $        0              $   4,956
   Accounts receivable                        2,907                  3,597
   Inventory                                371,695                372,199
                                         ----------             ----------
     Total current assets                   374,602                380,752
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                810,404                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,125,305              1,125,305
Less accumulated depreciation            (1,058,233)            (1,055,357)
                                         ----------             ----------
     Net fixed assets                        67,072                 69,948
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  7,962
                                         ----------             ----------

     Total Assets                        $  725,511             $  737,039
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      834,360                817,497
Due to related party                        314,220                304,848
Notes payable due within one year               -                     -
                                         ----------             ----------
     Total Current Liabilities            1,148,580              1,122,345
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,245,816              1,219,581
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of March 31, 2011 and
     as of December 31, 2010                440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,024,163)           (2,986,400)
                                         ----------             ----------
     Total Stockholders' Equity          (520,305)              (482,542)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $  725,511             $  737,039
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2011 and March 31, 2010

                             Three Months Ending March 31,
                                      2011            2010
                                    ------          ------
Revenues:
  Gold & jewelry sales             $  56,872  $     11,067
                                   -----------   -----------
     Total revenues                   56,872        11,067
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  26,470        11,170
  Contract Labor                      11,622         8,792
  Telephone & utilities               15,603        11,645
  Taxes - property & payroll           6,362        10,297
  Insurance                            2,972           277
  Supplies                             3,648        23,441
  Small equipment & repairs            1,850         1,451
  Drayage                              4,240         7,612
  Corporate expenses                   1,500         1,150
  Legal and accounting                 7,145         3,598
  Depreciation & amortization          2,876         4,354
  Other expenses                       9,634        19,400
                                   ----------   ----------
  Total operating expenses            93,922       103,187
                                 ----------    ----------
  Profit (Loss) from operations     (37,050)      (92,120)

Other Income & Expenses:

Other Income                          5,797        282,071
Other Expenses                       (6,510)       (3,691)
                                    -------       --------
Total Other Income (Expense)          (713)        278,380
                                 ----------    -----------
Profit (Loss) before taxes          (37,763)       186,260
                                 ----------    -----------
Income Tax Benefit                       -             800
Net Profit (Loss)             $     (37,763)   $   185,460
                               ============    ===========

Basic and diluted Gain
   (Loss) per share           $       (.003)   $      .013
                                 ============    ============
Shares used in the
   calculation of net
   loss income per share           13,399,505    13,373,505
                                 ============    ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2011 and March 31, 2010

                                              Three Months Ended March 31,
                                               2011                   2010
                                         --------------         --------------
Cash Flows From Operating Activities:

Net profit (loss)                       $         (37,763)         $    185,460
  operating activities:
     Depreciation and amortization                   2,876                4,354
     (Increase)Decrease in
        accounts receivable                            690              (1,340)
     Decrease(Increase) in inventory                   504              (2,350)
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                        16,863              (50,217)
    (Decrease) increase in short term notes         9,372             (430,338)


                                            ------------            ----------
  Net cash (used) provided by
     operating activities                         (7,458)            (294,431)
                                             ------------           -----------

Cash Flows From Investing Activities:

  Sale of Real Estate                                   -              300,000
  Mining Claim fees, capitalized                        -              (2,646)
  (Increase) Decrease Bonds, Misc Deposits           2,502             (2,502)
                                             -------------         -----------

  Net cash (used) provided by
    investing activities                             2,502             294,852
                                            -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                      -                 -
  (Increase) decrease in notes receivable                -                 -
  Proceeds from sale of common stock                     -                 -
  Additional paid-in capital                             -                 -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                              -                     -
                                               ------------        ------------

  (Decrease) increase in cash                       (4,956)                 421

Cash, beginning of period                            4,956                7,321
                                                ------------         ----------
Cash, end of period                            $         0        $       7,742
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       6,363         $      3,408
    Income Taxes                             $          -          $         -
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

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion and specimens are quoted at the market price for gold bullion. Jewelry is quoted at the market price for gold content plus labor cost.
Gold bullion is accounted for using the FIFO method. All other inventory is accounted for using the specific identification method.

Fixed Assets: Fixed assets are stated at historical cost. Depreciation is calculated using straight-line and accelerated methods over the following useful lives: Vehicles 3 to 5 years, Equipment 5 to 7 years, Buildings 18 to
31.5 years.

Depletion Policy: Because of the geological formation in the Alleghany Mining District, estimates of ore reserves cannot be calculated, and accordingly, a cost per unit depletion factor cannot be determined. Should estimates of ore reserves become available, the units of production method of depletion will be used. Until such time, no depletion deduction will be recorded.

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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2011 and December 31, 2010, the results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. The same company owns and operates (maintains) the mine. Original Sixteen to One Mine Inc, (owner) was incorporated in California in 1911. Experts estimate that less than twenty percent of the deposit has been mined. Production is approximately 1,500,000 ounces of gold.

There are over thirty miles of horizontal workings and millions of cubic feet of vertical excavations called stopes. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to classify the ore underground. This has the positive affect of reducing the volume of rock taken from the mine, thereby reducing costs.

In 1992, the company initiated a gold marketing plan of selling gold in quartz as a gemstone. This produces revenue significantly greater than selling gold into the spot market. Demand for the Sixteen to One gold-in-quartz gemstone exceeds supply.

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its Alleghany patented claims when fund are available.


BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2011 there were no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2011 increased by $45,805 (414%) compared with the same period for 2010 due to more sales of inventory and a higher gold price in 2011.

For the three-month period ended March 31, 2011 compared to the same period in 2010 operating expenses did not change much overall. The increase in salaries of $15,300 (137%) due to a crew on payroll for more time in the first quarter of 2011 than 2010 was offset by the decrease in supplies of $19,793 (84%) which was due to the purchase of supplies in 2010 for rehabilitation of the 1,000 foot level. The increase in legal and accounting of $3,372 (44%) due to more legal fees in 2011 was offset by the decrease of $3,372 in drayage.

For the three-month period ended March 31, 2011 compared to the same period in 2010 other income decreased by $276,274 (98%) due to the gain of $280,000 on the sale of Brown Bear Mine in 2010. Other expenses increased by $2,820 (76%) due to increased interest expense in 2011.

For the three-month period ended March 31, 2011 compared to the same period in 2010 the company showed a loss of $37,763 compared to a gain of $185,460.
The decrease of $223,223 (120%) is attributable to the closing of escrow on the sale of the Brown Bear Mine in January 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

In July 2009 the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region.
On March 18,2011 the second, third and fourth causes of action were dismissed leaving only the first cause of action; also, Michael Miller was dismissed as a defendant in the case. The case number is: No. 7019.

On January 6, 2010, the California Department of Conservation, formally the Division of Mines and Geology filed a complaint for statutory reporting and mining fees and penalties alleging failures by the Company. Various Public Resources Code Sections were cited substantially related to surface mining. On March 24, 2010, the Company filed verified answers denying any wrongdoing. Discovery is ongoing. Case number 7097

On September 3, 2009 the Company filed a complaint against Sierra County for damages suffered due to a gasoline and diesel leak onto its property. Both Sides seek settlement. Case number 7068.

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

The preparation of the Company's financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. No accounting principle upon which the Company's financial status depends, requires estimates of proven and probable reserves and/or assumptions of future gold prices. Commodity prices may significantly affect the company's profitability and cash flow. No independent accounting firm or auditors have any responsibility for the accounting and written statements of the Form 10-Q.

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2011.

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


/s/Michael M. Miller
President and Director
Dated:  May 25,2011