Form 10-Q
period 2011-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2011-11-29
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2011      Commission File No. 001-10156



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

                        Yes:                       No:  x



As of June 30, 2011, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           June 30, 2011 and December 31, 2010

                                    June 30, 2011        December 31, 2010
ASSETS

Current Assets
   Cash                                  $   11,726              $   4,956
   Accounts receivable                        2,837                  3,597
   Inventory                                382,289                372,199
                                         ----------             ----------
     Total current assets                   396,852                380,752
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                810,404                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,125,305              1,125,305
Less accumulated depreciation            (1,061,108)            (1,055,357)
                                         ----------             ----------
     Net fixed assets                        64,197                 69,948
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  7,962
                                         ----------             ----------

     Total Assets                        $ 744,886             $  737,039
                                         ==========             ==========

                          Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet continued
                          June 30, 2011 and December 31, 2010

                                    June 30, 2011        December 31, 2010

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      805,094                817,497
Due to related party                        388,363                304,848
Notes payable due within one year              -                     -
                                         ----------             ----------
     Total Current Liabilities            1,193,457              1,122,345
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,290,693              1,219,581
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of June 30, 2010 and
     13,373,505 as of December 31, 2009     440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,049,665)           (2,986,400)
                                         ----------             ----------
     Total Stockholders' Equity           (545,807)              (482,542)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                     $744,886               $737,039
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2011            2010           2011           2010
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $    88,480    $   52,106      $   121,798   $   63,174
                        -----------   -----------         --------     --------
     Total revenues          88,480        52,106          121,798       63,174
                       -----------   -----------         --------      --------
Operating expenses:
  Salaries and wages         16,210        74,394           42,778       84,935
  Contract Labor             12,316        14,026           23,938       22,819
  Telephone & utilities      16,702        24,475           32,305       36,119
  Taxes - property & payroll  4,761        10,930           11,026       20,827
  Insurance                     190        13,513            3,163       14,546
  Supplies                   12,540        24,750           16,188       48,191
  Small equipment & repairs   3,685         4,540            5,536        5,991
  Drayage                     6,172         7,013           10,412       14,898
  Corporate expenses          4,889         5,947            6,389        7,097
  Legal and accounting        2,852           534            9,997        4,132
  Mine Maintenance           21,199            64           29,450       10,528
  Depreciation & amortization  2,876        4,354            5,752        8,707
  Other expenses               1,734        1,866            3,113       10,804
                           ----------   ----------         -------      -------
  Total operating expenses   106,126      186,406          200,047      289,594
                          ----------    ----------        --------     --------
    Loss from operations   (17,646)    (134,300)      $   (78,249)  $ (226,420)

Other Income & (Expense):
  Other income (expense)     (7,057)         2,412         15,784       280,791
                         ----------    -----------       -------       --------
Profit (Loss) before taxes  (24,703)    (131,888)        (62,465)        54,371
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)  (800)         -               (800)         (800)
                         ----------    -----------     ---------     ----------
Net  profit (loss)    $    (25,503)  $   (131,888) $     (63,265)  $    53,571
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
   Gain per share    $     (.002)      $   (.01)        $  (.005)    $     .004
                      ============    ============      =========     =========
Shares used in the
   calculation of net
   loss income per share 13,399,505     13,399,505      13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2011 and June 30,2010

                                             Six Months Ended June 30,
                                               2011                   2010
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $    (63,265)          $    53,571
  operating activities:
     Depreciation and amortization                 5,752                 8,707
     (Increase)Decrease in
        accounts receivable                          760               (1,351)
     Decrease(Increase) in inventory            (10,090)              (14,814)
     (Increase)Decrease in other
       current assets                                -                   -
     (Decrease) increase in accounts payable
       and accrued expenses                     (12,403)               28,653
    (Decrease) increase in short term notes       83,515             (433,307)

                                            ------------            ----------
  Net cash (used) provided by
     operating activities                          4,269             (358,541)
                                            ------------            -----------

Cash Flows From Investing Activities:

  Sale of mining property                           -                  300,000
  Capitalization of mining claims                   -                  (2,646)
  Other assets bonds misc. deposits               2,501                (2,502)
                                             -------------         -----------
  Net cash used by
    investing activities                          2,501                294,852
                                             -------------         -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                  -                   -
  Proceeds from sale of common stock                 -                   780
  Additional paid-in capital                         -                57,920
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                             -                58,700
                                               ------------       ------------

  (Decrease) increase in cash                      6,770              (4,989)

Cash, beginning of period                          4,956                7,321
                                                ------------        ----------
Cash, end of period                           $   11,726           $    2,332
                                               ============       ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     14,744          $     5,058
                                             ============         ============
    Income taxes                             $        800         $        800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2011 and December 31, 2010, the results of operations and cash flows for the three-month periods ended June 30, 2011 and 2010. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the six-month period from December 31, 2010 to June 30, 2011 there were no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues for the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010 increased by $36,374 (70%) and $58,624 (93%) respectively. Primarily due to an increase in the spot price of gold.

Operating expenses for the three-month and six-month periods ended June 30,2011 decreased by $80,280 (43%) and $89,547 (31%) respectively compared to the same periods in 2010 as a result of decreased maintenance activity in 2011.

Other income and expenses for the three-month period ended June 30, 2011 increased on the expense side by $9,469 (392%) due to higher interest expense in 2011 compared to the same period in 2010. For the six-month period ended June 30,2011 other income and expense decreased on the income side by $265,007 due primarily to the sale of the Brown Bear Mine which was booked in 2010.

For the three-month period ended June 30, 2011 the company showed a loss of $25,503 compared to a loss of $131,888 for the same period in 2010. The $106,385 (80%) difference is due to the combination of more revenue and lower expenses in 2011. For the six-month period ended June 30, 2011 the company showed a loss of $63,265 compared to a profit of $53,571 for the same period in 2010. The $116,836 (218%) difference is primarily due to the sale of the Brown Bear Mine in 2010. See 2010 10-K for more information.

SUBSEQUENT EVENTS

Case 7068 complaint filed by the Company against Sierra County for damages was settled on July 22, 2011.

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

Case 7068 complaint filed by the Company against Sierra County for damages was settled on July 22, 2011.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2011.

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

/s/Michael M. Miller
President and Director
Dated:  November 29,2011