Form 10-Q
period 2011-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2011-12-07
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2011       Commission File No. 001-10156



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

                        Yes:                       No:  x



As of September 30, 2011, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           September 30, 2011 and December 31, 2010

                               September 30, 2011        December 31, 2010
ASSETS

Current Assets
   Cash                                  $    2,248              $   4,956
   Accounts receivable                        2,291                  3,597
   Inventory                                401,590                372,199
                                         ----------             ----------
     Total current assets                   406,129                380,752
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                810,404                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,125,305              1,125,305
Less accumulated depreciation            (1,063,985)           (1,055,357)
                                         ----------             ----------
     Net fixed assets                        61,320                 69,948
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  7,962
                                         ----------             ----------

     Total Assets                        $ 751,286             $  737,039
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      787,700                817,497
Due to related party                        423,304                304,848
Notes payable due within one year              -                      -
                                         ----------             ----------
     Total Current Liabilities            1,211,004              1,122,345
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,308,240             1,219,581
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of Sept. 30, 2010 and
     13,373,505 as of December 31, 2009     440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,060,812)           (2,986,400)
                                         ----------             ----------
     Total Stockholders' Equity           (556,954)              (482,542)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                     $751,286             $  737,039
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2011            2010           2011           2010
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales     $  68,914   $   36,779   $     190,712   $     99,952
                           -----------   -----------      --------     --------
     Total revenues           68,914       36,779         190,712         99,952
                            -----------   -----------    --------      --------
Operating expenses:
  Salaries and wages            16,955     67,749          59,732       153,642
  Contract Labor                 6,261      9,311          30,199        32,130
  Telephone & utilities         15,582     21,588          47,887        57,707
  Taxes - property & payroll     5,270     10,193          16,296        31,021
  Insurance                        -       17,092           3,163        30,679
  Supplies                       8,156     22,307          24,343        70,498
  Small equipment & repairs      2,170      5,666           7,706        11,657
  Drayage                        5,540      8,340          15,952        23,238
  Corporate expenses             1,837      2,386           8,226         9,483
  Legal and accounting             206      2,267          10,202         6,400
  Mine Maintenance               8,678      3,025          38,128        13,528
  Depreciation & amortization    2,876      4,354           8,628        13,061
  Other expenses                   580      2,631           3,697        13,459
                           ----------   ----------        -------       -------
  Total operating expenses      74,111     176,909        274,159       466,503
                          ----------    ----------       --------      --------
Profit (Loss) from operations  (5,197)  (140,130)        (83,447)     (366,551)

Other Income & (Expense):
  Other income (expense)      (5,949)    (24,847)          9,835       255,945
                         ----------    -----------       -------       --------
Profit (Loss) before taxes  (11,146)    (164,977)       (73,612)      (110,606)
                         ----------    -----------     ---------     ----------
Income tax benefit (expense)                               (800)          (800)
                         ----------    -----------     ---------     ----------
Net profit (loss)      $   (11,146) $   (164,977) $      (74,412)   $ (111,406)
                       ============    ===========     ==========    ==========

Basic and diluted (loss)
 earnings per share     $    (.001)   $      (.02)   $      (.01) $       (.02)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 13,399,505    13,399,505       13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2011 and Sept. 30, 2010

                                             Nine Months Ended Sept. 30,
                                               2011                   2010
                                         --------------         --------------


Net profit (loss)                             $   (74,412)         $ (111,406)
  Cash Flows From Operating Activities:
     Depreciation and amortization                   8,628              13,061
          (Increase)Decrease in
        accounts receivable                          1,307            (11,167)
     Decrease(Increase) in inventory              (29,391)              37,501
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                       (29,797)             123,753
    (Decrease) increase in short term notes        118,456           (412,308)

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                         (5,209)            (360,566)
                                              ------------          -----------

Cash Flows From Investing Activities:

  Removal (addition) of mining claims                   -            (2,646)
  Proceed from sale real estate                         -            300,000
  Other assets bonds misc. deposits                  2,501           (2,502)
                                              -----------        -----------
  Net cash (used) provided by
    investing activities                             2,501           294,852
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable                  -                 -
  Proceeds from sale of common stock                  -                  780
  Additional paid-in capital                          -               57,920
                                                -----------        ------------
  Net cash provided (used) by
    financing activities                              -               58,700
                                                ------------     ------------

  (Decrease) increase in cash                       (2,708)           (7,014)

Cash, beginning of period                            4,956             7,321
                                                ------------       ----------
Cash, end of period                              $   2,248    $          307
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       33,409        $     33,409
                                               ============        ============
    Income taxes                             $          800         $       800
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

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. The same company owns and operates (maintains) the mine. Original Sixteen to One Mine Inc, (owner) was incorporated in California in 1911. Experts estimate that less than twenty percent of the ore deposit has been mined. Production is approximately 1,500,000 ounces of gold.

There are over twenty-eight miles of horizontal workings and millions of cubic feet of vertical excavations called stopes. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to classify the ore underground. This has the positive affect of reducing the volume of rock from the mine, thereby reducing costs.

In 1992, the company initiated a gold marketing plan of selling gold in quartz as a gemstone. This produces revenue significantly greater than selling gold into the spot market. Demand for the Sixteen to One gold-in-quartz gemstone exceeds supply.

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its Alleghany patented claims when funds are available.


BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2010 to Sept. 30, 2011 there were no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2011 increased by $32,135 (88%) compared to the same period in 2010 primarily due to increases in the value of gold in 2011.

Revenues for the nine-month period ended Sept. 30, 2011 compared to the same period in 2010 increased by $90,760 (91%) primarily due to increases in the price of gold.

Operating expenses for the three-month and nine-month periods ended Sept 30,2011 decreased by $102,798 (58%) and $192,344 (41%) respectively compared to the same periods in 2010 as a result of decreased maintenance activity in 2011.

Other income and expense for the three-month period ended Sept. 30, 2011 decreased on the expense side by $49,224 (286%) primarily due to less interest expense in 2011 compared to the same period in 2010. For the nine-month period ended Sept. 30,2011 other income (expense) decreased on the income side by $246,110 primarily due to the sale of the Brown Bear Mine which was booked in January 2010. (See 2010 10-K for more information.)

For the three-month period ended Sept. 30, 2011 the company showed a loss of $11,146 compared to a loss of $164,977 for the same period in 2010. The $153,831 (93%) difference is due to the combination of higher income and lower expenses in 2011 compared to 2010. For the nine-month period ended Sept. 30, 2011 the company showed a loss of $74,412 compared to a loss of $111,406 for the same period in 2010. The $36,994 (33%) difference is primarily due to lower expenses in 2011 compared to 2010.


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


/s/Michael M. Miller
President and Director
Dated:  December 7,2011