Form 10-K
period 2011-12-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2012-03-05
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2011
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

                        Yes:                        No:   x



As of December 31, 2011, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

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

No particular seasonality exists for the marketing of gold (other than the Company's gold jewelry sales for which some modest bias toward the fourth quarter is recorded). Business is not seasonal except for the adverse effect of winter storms on the ability of the crew to access the mine. Management believes it is in substantial compliance with all applicable federal, state and local laws and regulations relating to the environment. The Company does not presently anticipate any material capital expenditures for environmental control facilities, either for the remainder of its current fiscal year or for the succeeding fiscal year.

In December of 2007, management elected to discontinue its exploration program at the Sixteen to One Mine in favor of focusing its attention on surface and underground repairs and maintenance. The work is ongoing.

The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. It maintains a website: www.origsix.com.

Risk Factors

(a) Price of Gold

The price of gold has increased significantly from the low of $254 in 1999. Any significant drop in the price of gold may have an adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by increasing production and/or increased gold-quartz slab sales.

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

(d) Liquidity

Gold inventory at December 31, 2011, was $396,883 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.

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

     Standard Lode               Standard Lode Extension
     Gold Beater Lode            Clute Lode
     Hope Extension Lode         Crafts Lode
     Plumbago Mine Mill Site     Enterprise Quartz


UNPATENTED CLAIMS

     NAME OF CLAIM               NAME OF CLAIM

      Alice                     Alice Annex
      General Sherman N. Ext.   Jumbo
      No Better                 No Better Ext.
      Right Place               Wonder #1
      Wonder #2                 Wonder Goldmines MS

ITEM 3:  LEGAL PROCEEDINGS

In July 2009 the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the CaliforniaRegional Water Quality Control Board, Central Valley Region. Both defendants filed an answer on August 20, 2009 denying that the state is entitled to any damages. Sierra County Superior Court Case No. 7019. Discovery is in process.

On January 6, 2010, the California Department of Conservation, formerly the Division of Mines and Geology filed a complaint for statutory reporting and mining fees and penalties alleging failures by the Company. Various Public Resources Code Sections were cited substantially related to surface mining. On March 24, 2010, the Company filed verified answers denying any wrongdoing. Sierra County Superior Court Case No. 7097 Settlement language is underway.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2002 through 2011 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2011  $   *   $   *   $  .55   $ .55  $   *  $   *   $     *   $   *
    2010      *       *      .89     .45      *      *        .55     .50
    2009     .60     .45      *       *       .40    .40      .45     .60
    2008     .89     .75     .89     .75      *        *        *     *
    2007    1.00     .80     .95     .90     .90     .85      .88     .88
    2006    1.00     .75    1.00     .75    1.00    1.00     1.00     .95
    2005    .65      .60     .75     .50     .60     .60     1.00     .40
    2004    .83      .62     .75     .72    1.00     .60      .75     .42
    2003    .90      .85     .83     .38     .70     .50      .60     .60
    2002    .86      .22     .86     .60     .32     .20      .55     .20

* No trades took place on the Company website in these quarters.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management believes that the assets of the Company are understated due to the age of acquisition. The Company celebrated its 100 year anniversary on Oct. 9 2011. It is the oldest U.S. gold mining corporation. Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. On hand jewelry is recorded at labor plus gold cost.

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


Balance Sheet

Balance Sheet Comparisons

(a) Comparisons of 2011 with 2010.

Assets:
For the one-year period ended December 31, 2011:

There were no substantial changes to the Company's assets.

Liabilites:

For the one-year period ended December 31, 2011:

Notes due to related parties reflects an increase of $138,022 (45%) primarily due to additional loans from Michael Miller and another related party.

Statement of Operations

(B) Comparison of 2011 with 2010

Income:

For the one-year period ended December 31, 2011 compared to the one-year period ended December 31, 2010 revenue increased by $102,747 (67%) primarily due to the increase in the price of gold in 2011.


Operating Expenses:
For the one-year period ended December 31,2011 compared to the one-year period ended December 31,2010 operating expenses decreased overall by $240,842 (40%). This is primarily due to a decrease in maintenance activities in 2011 compared to 2010.

Other Income:
For the one-year period ended December 31, 2011 compared to the one-year period ended December 31,2010 other income decreased by $289,140 (96%) due to the sale of the Brown Bear Mine in 2010.

The basic and diluted loss per share of approximately .01 was about the same for both years. The number of shares used in both calculations was 13,399,505.

(C) Comparison of 2010 with 2009

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



ITEM 7:  SUBSEQUENT EVENTS


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 23, 2012. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    69  President
                          & Director       1983              1977

Scott K. Robertson    55  Treasurer
                          & Director       1999              1999

Hugh Daniel O'Neill   69  Director         N/A               2002

Andrew Yeiser         86  Director        N/A                2010

Rae Bell Arbogast     45  Secretary        2002              N/A

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

Management Remuneration for the Period Ended December 31, 2011

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2011  $ 60,000       0         0             0
President & CEO  2010  $ 60,000       0         0             0
                 2009  $ 60,000       0         0             0

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
                (as a group)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

PART IV

ITEM 13:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2011 and December 31, 2010, the results of operations and cash flows for the twelve-month periods ended December 30, 2009, 2010 and 2011. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date March 5, 2012

Condensed Balance Sheet

                                       December 31, 2011 & December 31, 2010

ASSETS
                                                        2011        2010
Current Assets
  Cash                                             $  6,339    $    4,956
   Accounts receivable                                1,522         3,597
   Inventory                                        396,883       372,199
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            404,744       380,752
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        810,404      810,404
   Buildings                                        209,487      209,487
   Vehicles                                         105,414      105,414
                                                  ---------    ---------
  Total fixed assets at cost                      1,125,305    1,125,305
                                                  ---------    ---------
Less accumulated depreciation                   (1,066,860)  (1,055,357)
                                                -----------  -----------
   Net fixed assets                                  58,445       69,948
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        7,962
                                                  ---------      -------

   Total Assets                                  $  747,026   $  737,039
                                                ==========    ==========

Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2011       2010
Current Liabilities
   Accounts payable & accrued expenses (see Note 5) $  815,746   817,497
   Due to related party (see Note 3)                   442,870   304,848
   Notes payable due within one year                      -         -
                                                      --------   -------
   Total Current Liabilities                        1,258,616  1,122,345
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 6)        97,236    97,236
                                                      --------   -------
Total Liabilities                                   1,355,852  1,219,581
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2010
  13,373,505 shares and as of December 31, 2009    440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,112,684)   (2,986,400)
                                              ------------   -----------
   Total Stockholders' Equity                    (608,826)     (482,542)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $  747,026   $  737,039
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2011      2010       2009
Revenues:
Gold & jewelry sales                            256,106     153,359    231,373
                                                 ------    -------     -------
   Total Revenues                               256,106     153,359    231,373

Operating expenses:
   Salaries and wages                            76,712     201,354      68,543
   Contract Labor                                36,586      42,622      44,946
   Telephone & utilities                         58,922      71,564      43,285
   Taxes - property & payroll                    26,177      40,758      24,345
   Insurance                                      3,163      39,588         761
   Supplies                                      30,930      85,443      14,565
   Small equipment & repairs                     12,236      17,230      11,118
   Drayage                                       20,880      28,179      15,313
   Corporate expense                              9,759      10,543      12,441
   Legal and accounting                          13,275      11,631       5,657
   Maintenance                                   49,394      16,555       6,336
   Depreciation & amortization                   11,504      17,414      19,591
   Other expenses                                 6,342      13,841       4,774
                                                 -------     ------      ------
   Total operating expenses                     355,880     596,722     271,675

   Profit (Loss) from operations               (99,774)    (443,363)   (40,302)

Other Income & (Expense):
Interest Expense                               (34,220)    (35,626)    (98,206)
Other expense                                   (1,150)       (874)   (144,277)
Other income                                      9,660     298,800      67,712
                                               ---------   --------   ---------
   Total other (expense) income                (25,710)      262,300  (174,771)

   Profit (Loss) before taxes                 (125,484)   (181,063)   (215,073)

   Income tax expense                              (800)                  (800)

Net (loss) income                          $  (126,284) $ (181,863) $ (215,873)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share      $    (.01)  $   (.01)  $    (.02)
Shares used in the calculation of net
   (loss) income per share                   13,399,505   13,399,505  13,373,505
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2011,       2010,      2009

Cash Flows From Operating Activities:
Net profit (loss)                          $   (126,284) $ (181,863)$ (215,874)
Operating activities:
   Depreciation and amortization                  11,504      17,414     19,591
   Gain on retirement of Asset                      -        (1,370)        -
   Decrease(Increase) in accounts receivable       2,075         114      (445)
   Decrease(Increase) in inventory              (24,684)      42,132    217,521
   Decrease (Increase) in other current assets       -         -            -
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes        136,271   (232,344)  (156,735)
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                                 (1,118)   (355,917)  (135,942)

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                            297,354   143,263
   (Purchase) sale  of fixed assets                -           -          -
   Other assets Bonds Misc. deposits               2,501     (2,502)      -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities   2,501     294,852    143,263

Cash Flows From Financing Activities
 Increase (decrease) notes payable                   -         -          -
 Proceeds from sale of common stock                  -        780         -
 Paid in Capital from Shareholders                   -     57,920         -
                                                --------    --------   --------
 Net cash provided (used) by financing activities    -     58,700       -

 (Decrease)increase in cash                        1,383    (2,365)       7,321
 Cash, beginning of period                         4,956      7,321           -
                                                    ------   -------   --------
 Cash, end of period                            $  6,339  $   4,956  $    7,321
                                                  ========   ========= ========

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

3. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2011 was $442,870 consisting of $312,983 in loans from Michael Miller secured by real-estate. Interest is charged on this loan on a reimbursement basis based on the interest charged on Michael Miller's personal line of credit at Citizen's bank. The remaining $129,887 in this account is owed to two shareholders.

4. RELATED PARTY TRANSACTIONS

The Brown Bear Mine was listed with Coldwell Banker at Trinity Alps Realty on May 27, 2009. A related party purchased the Brown Bear Mine and offered the Company a three-year buy-back option. Escrow opened on November 17, 2009 with a sale price of $580,000. Escrow closed in January 2010.

5. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $815,746 at December 31, 2011. This balance includes $445,695 in accrued wages owed to Michael Miller, $12,000 in accrued wages owed to an employee and $40,700 owed to independent contractors and partially secured with gold.

6. NOTES PAYABLE

Notes payable due after one year of $97,236 is the balance remaining on the mortgage for the Gold Crown Mine. The Company is behind on its payments and interest has not been accrued on this note.

7.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.03. Issued and outstanding: 13,399,505 shares of common stock.
At December 31, 2011, 2,797,299 shares were restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.