Form 10-K/A
period 2011-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2012-03-20
CIK 74925

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date March 20, 2012

Condensed Balance Sheet

                                       December 31, 2011 & December 31, 2010

ASSETS
                                                        2011        2010
Current Assets
  Cash                                             $  6,339    $    4,956
   Accounts receivable                                1,522         3,597
   Inventory                                        396,883       372,199
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            404,744       380,752
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        810,404      810,404
   Buildings                                        209,487      209,487
   Vehicles                                         105,414      105,414
                                                  ---------    ---------
  Total fixed assets at cost                      1,125,305    1,125,305
                                                  ---------    ---------
Less accumulated depreciation                   (1,066,860)  (1,055,357)
                                                -----------  -----------
   Net fixed assets                                  58,445       69,948
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        7,962
                                                  ---------      -------

   Total Assets                                  $  747,026   $  737,039
                                                ==========    ==========

Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2011       2010
Current Liabilities
   Accounts payable & accrued expenses (see Note 5) $  815,746   817,497
   Due to related party (see Note 3)                   442,870   304,848
   Notes payable due within one year                      -         -
                                                      --------   -------
   Total Current Liabilities                        1,258,616  1,122,345
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 6)        97,236    97,236
                                                      --------   -------
Total Liabilities                                   1,355,852  1,219,581
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2010
  13,373,505 shares and as of December 31, 2009    440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,112,684)   (2,986,400)
                                              ------------   -----------
   Total Stockholders' Equity                    (608,826)     (482,542)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $  747,026   $  737,039
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2011      2010       2009
Revenues:
Gold & jewelry sales                            256,106     153,359    231,373
                                                 ------    -------     -------
   Total Revenues                               256,106     153,359    231,373

Operating expenses:
   Salaries and wages                            76,712     201,354      68,543
   Contract Labor                                36,586      42,622      44,946
   Telephone & utilities                         58,922      71,564      43,285
   Taxes - property & payroll                    26,177      40,758      24,345
   Insurance                                      3,163      39,588         761
   Supplies                                      30,930      85,443      14,565
   Small equipment & repairs                     12,236      17,230      11,118
   Drayage                                       20,880      28,179      15,313
   Corporate expense                              9,759      10,543      12,441
   Legal and accounting                          13,275      11,631       5,657
   Maintenance                                   49,394      16,555       6,336
   Depreciation & amortization                   11,504      17,414      19,591
   Other expenses                                 6,342      13,841       4,774
                                                 -------     ------      ------
   Total operating expenses                     355,880     596,722     271,675

   Profit (Loss) from operations               (99,774)    (443,363)   (40,302)

Other Income & (Expense):
Interest Expense                               (34,220)    (35,626)    (98,206)
Other expense                                   (1,150)       (874)   (144,277)
Other income                                      9,660     298,800      67,712
                                               ---------   --------   ---------
   Total other (expense) income                (25,710)      262,300  (174,771)

   Profit (Loss) before taxes                 (125,484)   (181,063)   (215,073)

   Income tax expense                              (800)     (800)        (800)

Net (loss) income                          $  (126,284) $ (181,863) $ (215,873)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share      $    (.01)  $   (.01)  $    (.02)
Shares used in the calculation of net
   (loss) income per share                   13,399,505   13,399,505  13,373,505
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2011,       2010,      2009

Cash Flows From Operating Activities:
Net profit (loss)                          $   (126,284) $ (181,863)$ (215,874)
Operating activities:
   Depreciation and amortization                  11,504      17,414     19,591
   Gain on retirement of Asset                      -        (1,370)        -
   Decrease(Increase) in accounts receivable       2,075         114      (445)
   Decrease(Increase) in inventory              (24,684)      42,132    217,521
   Decrease (Increase) in other current assets       -         -            -
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes        136,271   (232,344)  (156,735)
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                                 (1,118)   (355,917)  (135,942)

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                            297,354   143,263
   (Purchase) sale  of fixed assets                -           -          -
   Other assets Bonds Misc. deposits               2,501     (2,502)      -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities   2,501     294,852    143,263

Cash Flows From Financing Activities
 Increase (decrease) notes payable                   -         -          -
 Proceeds from sale of common stock                  -        780         -
 Paid in Capital from Shareholders                   -     57,920         -
                                                --------    --------   --------
 Net cash provided (used) by financing activities    -     58,700       -

 (Decrease)increase in cash                        1,383    (2,365)       7,321
 Cash, beginning of period                         4,956      7,321           -
                                                    ------   -------   --------
 Cash, end of period                            $  6,339  $   4,956  $    7,321
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