Form 10-Q
period 2012-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2012-11-13
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2012       Commission File No. 001-10156



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

                        Yes:                        No:   X



As of March 31, 2012, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2012 and December 31, 2011

                                    March 31, 2012       December 31, 2011
ASSETS

Current Assets
   Cash                                  $      730              $   6,339
   Accounts receivable                           -                   1,522
   Inventory                                354,676                396,883
                                         ----------             ----------
     Total current assets                   355,406                404,744
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                810,404                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,125,305              1,125,305
Less accumulated depreciation            (1,068,822)            (1,066,860)
                                         ----------             ----------
     Net fixed assets                        56,483                 58,445
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $  695,726             $  747,026
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      860,297                815,746
Due to related party                        352,267                442,870
Notes payable due within one year               -                     -
                                         ----------             ----------
     Total Current Liabilities            1,212,564             1,258,616
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,309,800              1,355,852
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of March 31, 2012 and
     as of December 31, 2011                440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,117,932)           (3,112,684)
                                         ----------             ----------
     Total Stockholders' Equity           (614,074)              (608,826)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $  695,726             $  747,026
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2012 and March 31, 2011

                             Three Months Ending March 31,
                                      2012            2011
                                    ------          ------
Revenues:
  Gold & jewelry sales             $  74,449  $     56,872
                                   -----------   -----------
     Total revenues                   74,449        56,872
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  16,412        26,470
  Contract Labor                       2,367        11,622
  Telephone & utilities               10,718        15,603
  Taxes - property & payroll           5,846         6,362
  Insurance                              562         2,972
  Supplies                             3,239         3,648
  Small equipment & repairs            2,884         1,850
  Drayage                              3,034         4,240
  Corporate expenses                   1,500         1,500
  Legal and accounting                18,790         7,145
  Mine Maintenance                     2,540         8,250
  Depreciation & amortization          1,961         2,876
  Other expenses                       1,072         1,384
                                   ----------   ----------
  Total operating expenses            70,925        93,922
                                 ----------    ----------
  Profit (Loss) from operations        3,524      (37,050)

Other Income & Expenses:

Other Income                          1,978         5,797
Other Expenses                      (10,751)       (6,510)
                                    -------       --------
Total Other Income (Expense)         (8,773)          (713)
                                 ----------    -----------
Profit (Loss) before taxes           (5,249)       (37,763)
                                 ----------     -----------
Income Tax Benefit                       -             -
Net Profit (Loss)             $      (5,249)   $   (37,763)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $      (.0001)   $     (.003)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           13,399,505    13,399,505
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2012 and March 31, 2011

                                              Three Months Ended March 31,
                                               2012                   2011
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $          (5,249)         $   (37,763)
  operating activities:
     Depreciation and amortization                   1,961                2,876
     (Increase)Decrease in
        accounts receivable                          1,522                  690
     Decrease(Increase) in inventory                42,209                  504
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                         44,551               16,863
    (Decrease) increase in short term notes       (90,603)                9,372


                                              ------------            ----------
  Net cash (used) provided by
     operating activities                          (5,609)              (7,458)
                                              ------------           -----------

Cash Flows From Investing Activities:

  Sale of Real Estate                                   -                 -
  Mining Claim fees, capitalized                        -                 -
  (Increase) Decrease Bonds, Misc Deposits              -                 2,502
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                                -                 2,502
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                      -                 -
  (Increase) decrease in notes receivable                -                 -
  Proceeds from sale of common stock                     -                 -
  Additional paid-in capital                             -                 -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                              -                     -
                                              ------------         ------------

  (Decrease) increase in cash                      (5,609)              (4,956)

Cash, beginning of period                            6,339                4,956
                                              ------------           ----------
Cash, end of period                            $       730        $          0
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      11,441         $      6,363
    Income Taxes                             $          -          $         -
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2012 and December 31, 2011, the results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". By industry wide definition of phases of a mine operation, the operation during this quarter is exploration. Exploration aims at locating the presence of economic deposits and establishing their nature, shape and grade. The investigation may be divided into (1) initial and (2) final. At the Sixteen to one the search for gold or ore embraces: (1) geological surveys; (2) geophysical prospecting; (3) boreholes; (4) surface or underground headings, drifts or tunnels. When operations detect the presence of gold, the Company evaluates the indicators and if warranted, moves its operation from exploration to development. When the presence of gold is evaluated, the Company moves its operation into production. The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its Alleghany patented claims when funds are available.


BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2012, current assets decreased by $49,338 (12%) primarily due to a decrease in inventory.

Related-party payables decreased by $90,603 (20%) primarily due to the pay-off of a note using gold inventory.


STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2012 increased by $17,577 (31%) compared with the same period in 2011 due to increased sales in 2012.

For the three-month period ended March 31, 2012 compared to the same period in 2011 operating expenses decreased by $41,738 (44%) primarily due to less activity in 2012. This is reflected by a decrease in salaries of $10,058 (38%), a decrease in contract labor of $9,251 (80%), a decrease in utilities of $4,855 (31%), a decrease in insurance of $2,410 (81%) and a decrease in supplies of
 $409 (11%). The increase in legal and accounting of $11,645 (163%) was mainly due to environmental compliance expenses related directly to the settlement in January of case number 7097 (see legal proceedings below).

For the three-month period ended March 31, 2012 compared to the same period in 2011 other income decreased by $3,810 (65%) primarily due to donations to the legal fund that were recieved in 2011 and not 2012. Other expenses increased by $4,241(65%) due to increased interest expense in 2012.

For the three-month period ended March 31, 2012 compared to the same period in 2011 the company showed a profit of $13,391 compared to a loss of $37,763.
The increase of $51,154 (135%) is attributable to higher revenue and lower expenses for the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

In July 2009 the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region.
On March 18,2011, the second, third and fourth causes of action were dismissed leaving only the first cause of action; also, Michael Miller was dismissed as a defendant in the case. The case number is: No. 7019.

On January 6, 2010, the California Department of Conservation, formally the Division of Mines and Geology filed a complaint for statutory reporting and mining fees and penalties alleging failures by the Company. Various Public Resources Code Sections were cited substantially related to surface mining. On January 25, 2012 the Company agreed to settle under serious duress due to its lack of money to wage a defense on the advice of its attorney. Settlement amount is $30,000, payable at $500 per month. The Company denies any wrongdoing. The pressure and threats from State of California agents complimented its monetary extortion instead of the right of due process and a public trial. Case number 7097

SUBSEQUENT EVENTS

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2012.

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


/s/Michael M. Miller
President and Director
Dated: November 13,2012