Form 10-Q
period 2012-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2013-02-20
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2012      Commission File No. 001-10156



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

                        Yes:                       No:  x



As of June 30, 2012, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           June 30, 2012 and December 31, 2011

                                    June 30, 2012        December 31, 2011
ASSETS

Current Assets
   Cash                                  $   12,979              $  6,339
   Accounts receivable                        2,340                 1,522
   Inventory                                299,094               396,883
                                         ----------             ----------
     Total current assets                   314,413                404,744
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                810,404                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,125,305              1,125,305
Less accumulated depreciation            (1,070,782)            (1,066,860)
                                         ----------             ----------
     Net fixed assets                        54,523                 58,445
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $ 652,773             $  747,026
                                         ==========             ==========

                          Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet continued
                          June 30, 2012 and December 31, 2011

                                    June 30, 2012        December 31, 2011

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      861,689                815,746
Due to related party                        334,024                442,870
Notes payable due within one year              -                     -
                                         ----------             ----------
     Total Current Liabilities            1,195,713              1,258,616
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          97,236                 97,236
                                         ----------             ----------
     Total Liabilities                    1,292,949              1,355,852
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of June 30, 2012
     and as of December 31, 2011.           440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,144,034)           (3,112,684)
                                         ----------             ----------
     Total Stockholders' Equity           (640,176)              (608,826)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                     $652,773               $747,026
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2012            2011           2012           2011
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $     56,064   $   88,480      $   130,513   $  145,352
                           ---------   -----------         --------     -------
     Total revenues           56,064       88,480          130,513      145,352
                         -----------   ----------          --------      ------
Operating expenses:
  Salaries and wages          17,013       16,210           33,425       42,778
  Contract Labor               7,160       12,316            9,526       23,938
  Telephone & utilities       13,074       16,702           23,792       32,305
  Taxes - property & payroll   6,044        4,761           11,891       11,026
  Insurance                      868          190            1,430        3,163
  Supplies                     8,799       12,540           12,038       16,188
  Small equipment & repairs    9,343       24,884           14,767       34,986
  Drayage                      4,740        6,172            7,773       10,412
  Corporate expenses           3,664        4,889            5,164        6,389
  Legal and accounting           190        2,852           18,980        9,997
  Depreciation & amortization  1,961        2,876            3,921        5,752
  Other expenses               1,686        1,734            2,758        3,113
                           ----------   ----------         -------      -------
  Total operating expenses    74,542      106,126          145,465      200,047
                          ----------    ----------        --------     --------
  Profit (Loss)
 from operations           (18,478)      (17,646)     $   (14,952)  $  (54,695)

Other Income :                  178        1,521             2,156        7,318
  Other (expense)           (7,002)       (8,578)         (17,754)     (15,088)
                         ----------    -----------       -------       --------
Net Other income (exp)      (6,824)       (7,057)         (15,598)      (7,770)

Profit (Loss) before taxes  (25,302)     (24,703)         (30,550)     (62,465)
                         ----------    -----------      ---------    ----------
Income tax benefit (expense)  (800)         (800)            (800)        (800)
                         ----------    -----------      ---------    ----------
Net  profit (loss)    $    (26,102)  $   (25,503) $       (31,350)  $  (63,265)
                       ============    ===========      ==========   ==========

Basic and diluted (loss)
   Gain per share    $     (.002)      $   (.002)        $  (.001)   $   (.005)
                      ============    ============       =========    =========
Shares used in the
   calculation of net
   loss income per share 13,399,505     13,399,505      13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2012 and June 30,2011

                                             Six Months Ended June 30,
                                               2012                   2011
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $    (31,350)          $   (63,265)
  operating activities:
     Depreciation and amortization                  3,921                 5,752
     (Increase)Decrease in
        accounts receivable                         (818)                   760
     Decrease(Increase) in inventory              97,789               (10,090)
     (Increase)Decrease in other
       current assets                                -                   -
     (Decrease) increase in accounts payable
       and accrued expenses                        45,943              (12,403)
    (Decrease) increase in short term notes     (108,845)                83,515

                                             ------------            ----------
  Net cash (used) provided by
     operating activities                           6,640                 4,269
                                             ------------           -----------

Cash Flows From Investing Activities:

  Sale of mining property                           -                    -
  Capitalization of mining claims                   -                    -
  Other assets bonds misc. deposits                 -                     2,501
                                             -------------          -----------
  Net cash used by
    investing activities                            -                     2,501
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                  -                   -
  Proceeds from sale of common stock                 -                   -
  Additional paid-in capital                         -                   -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                             -                   -
                                               ------------        ------------

  (Decrease) increase in cash                      6,640                  6,770

Cash, beginning of period                          6,339                  4,956
                                                ------------         ----------
Cash, end of period                           $   12,979          $      11,726
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     18,557          $     14,744
                                             ============          ============
    Income taxes                             $        800         $         800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2012 and December 31, 2011, the results of operations for the three-month and six-month periods ended June 30, 2012 and 2011 and cash flows for the six-month periods ended June 30, 2012 and 2011. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles forinterim financial information and with the instructions to Form 10-Q and Item
310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

Assets: For the six-month period from December 31, 2011 to June 30, 2012 cash increased by $6,640 (105%) due to revenues from the annual shareholders meeting held on June 23, 2012. Accounts receivable increased by $818 (54%) due to an outstanding ticket. Inventory decreased by $90,331 (22%) due the sales of inventory including a trade against related party loans.

Liabilities: Notes due related parties decreased by $108,846 (25%) due to the payment of a debt using gold inventory.


STATEMENT OF OPERATIONS

Revenues for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011 decreased by $32,416 (37%) and $14,839 (10%) respectively. Primarily due to a greater increase in the spot price of gold in 2011 than 2012.

Operating expenses for the three-month and six-month periods ended June 30,2012 decreased by $31,584 (30%) and $54,582 (27%) respectively compared to the same periods in 2011 as a result of decreased maintenance activity in 2012.

For the three-month and six-month periods ended June 30, 2012 other income decreased by $1,343 (88%) and $5,162 (71%) respectively due to legal fund donations received in 2011 but not 2012. For the same three-month periods other expenses decreased by $1,575 (18%) but for the six-month period other expenses increased by $2,666 (18%) these fluctuations are primarily due to changes in interest expense.

For the three-month period ended June 30, 2012 the company showed a loss of $26,102 compared to a loss of $25,503 for the same period in 2011. The difference is minimal. For the six-month period ended June 30, 2012 the company showed a loss of $31,350 compared to a loss of $63,265 for the same period in 2011. The $31,915 (50%) difference is primarily due to lower operating expenses in 2012.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2012.

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

/s/Michael M. Miller
President and Director
Dated:  November 16, 2012