Form 10-Q
period 2012-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2013-02-20
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2012       Commission File No. 001-10156



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

                        Yes:                       No:  x



As of September 30, 2012, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           Sept. 30, 2012 and December 31, 2011

                                    Sept. 30, 2012        December 31, 2011
ASSETS

Current Assets
   Cash                                  $      553              $  6,339
   Accounts receivable                            -                 1,522
   Inventory                                333,014               396,883
                                         ----------             ----------
     Total current assets                   333,567                404,744
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                810,404                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,125,305              1,125,305
Less accumulated depreciation            (1,072,743)            (1,066,860)
                                         ----------             ----------
     Net fixed assets                        52,562                 58,445
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $ 669,966             $  747,026
                                         ==========             ==========

                          Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet continued
                          Sept 30, 2012 and December 31, 2011

                                    Sept. 30, 2012        December 31, 2011

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      880,426                815,746
Due to related party                        325,686                442,870
Notes payable due within one year              -                     -
                                         ----------             ----------
     Total Current Liabilities            1,206,112              1,258,616
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          97,236                 97,236
                                         ----------             ----------
     Total Liabilities                    1,303,348              1,355,852
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of Sept.30, 2012
     and as of December 31, 2011.           440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,137,240)           (3,112,684)
                                         ----------             ----------
     Total Stockholders' Equity           (633,382)              (608,826)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                     $669,966               $747,026
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2012            2011           2012           2011
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales     $   86,905   $   68,914   $    217,417  $    214,266
                             ---------    ---------      --------      --------
     Total revenues            86,905       68,914        217,417       214,266
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           16,758       16,955         50,183        59,732
  Contract Labor                8,020        6,261         17,546        30,199
  Telephone & utilities         9,740       15,582         33,533        47,887
  Taxes - property & payroll    6,203        5,270         18,094        16,296
  Insurance                       721          -            2,151         3,163
  Supplies                      7,055        8,156         19,093        24,343
  Small equipment & repairs     8,596       10,848         23,373        45,834
  Drayage                       7,248        5,540         15,021        15,952
  Corporate expenses            1,669        1,837          6,833         8,226
  Legal and accounting             -           206         18,979        10,202
  Depreciation & amortization   1,961        2,876          5,882         8,628
  Other expenses                1,922          580          4,670         3,697
                           ----------   ----------        -------       -------
  Total operating expenses     69,893       74,111        215,358       274,159
                          ----------    ----------       --------      --------
Profit (Loss) from operations 17,012      (5,197)          2,059      (59,893)

Other Income:                     460        1,838          2,616         9,150
Other Expense:                 10,678        5,949         28,432        22,869
                             --------     ---------      ---------    ---------
 Total Other income(expense) (10,218)      (5,949)       (25,816)      (13,719)
                             --------    ----------       -------      --------
Profit (Loss) before taxes      6,794     (11,146)       (23,757)      (73,612)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)                                (800)         (800)
                             --------    ----------      ---------     --------
Net profit (loss)      $        6,794 $    (11,146) $    (24,557)   $  (74,412)
                         ============    ===========    ==========    ==========

Basic and diluted (loss)
 earnings per share     $    .001   $    (.001)   $      (.002) $       (.01)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 13,399,505    13,399,505       13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2012 and Sept. 30, 2011

                                             Nine Months Ended Sept. 30,
                                                 2012                   2011
                                           --------------         ------------


Net profit (loss)                             $   (24,557)         $ (74,412)
  Cash Flows From Operating Activities:
     Depreciation and amortization                   5,882              8,628
          (Increase)Decrease in
        accounts receivable                          1,522              1,307
     Decrease(Increase) in inventory                63,869           (29,391)
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                         64,680           (29,797)
    (Decrease) increase in short term notes      (117,182)            118,456

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                          (5,786)            (5,209)
                                              ------------          ----------

Cash Flows From Investing Activities:

  Removal (addition) of mining claims                   -                -
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits                     -               2,501
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                               -                2,501
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable                  -                 -
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                              -                 -
                                                ------------      ------------

  (Decrease) increase in cash                     (5,786)             (2,708)

Cash, beginning of period                           6,339               4,956
                                                ------------        ----------
Cash, end of period                              $    553    $          2,248
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      29,174         $   22,463
                                               ============        ===========
    Income taxes                             $         800          $     800
                                               ============        ===========


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


BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2011 to Sept. 30, 2012 total current assets decreased by $71,177 (18%) primarily due to a 91% decrease in cash ($5,786), a 100% decrease in accounts recievable and a 16% decrease in inventory ($63,869). The decrease in inventory is the result of an exchange of collateral(gold inventory) for debt.

For the same period accounts payable and accrued expenses increased by $64,680 (8%) as the company continued to rely on creditors to run the operation. Related party payables decreased by $117,184 (26%) primarily due to the loan payoff mentioned above.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2012 increased by $17,990 (26%) compared to the same period in 2011 primarily due to a steeper increase in the value of gold in 2012.

Revenues for the nine-month period ended Sept. 30, 2012 compared to the same period in 2011 were about the same.

Operating expenses for the three-month and nine-month periods ended Sept 30,2012 decreased by $4,218 (6%) and $58,801 (21%) respectively compared to the same periods in 2011 as a result of decreased maintenance activity in 2012.

Other income for the three-month period ended Sept. 30, 2012 decreased by $1,378 (75%) primarily due to less rent income in 2012 compared to the same period in 2011. Other expenses increased by $2,891 (37%) primarily due to more interest expense in 2012. For the nine-month period ended Sept. 30, 2012 other income decreased by $6,534 (71%) due to legal fund donations in 2011. Other expenses for the same period increased by $5,563 (24%) primarily due to more interest expense in 2012.

For the three-month period ended Sept. 30, 2012 the company showed a profit of $6,794 compared to a loss of $11,146 for the same period in 2011. The
$17,940 (161%) difference is due to the combination of higher income and lower expenses in 2012 compared to 2011. For the nine-month period ended Sept. 30, 2012 the company showed a loss of $24,557 compared to a loss of $74,412 for the same period in 2011. The $49,855 (67%) difference is primarily due to the combination of higher income and lower expenses in 2012 compared to 2011.


SUBSEQUENT EVENTS

None

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

In July 2009 the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region.
A trial date has been set for Oct.28, 2013.  The case number is: No. 7019.


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


/s/Michael M. Miller
President and Director
Dated:  Nov. 2012