Form 10-K/A
period 2012-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2013-04-23
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K/A



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2012
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

                        Yes:                        No:   x



As of December 31, 2012, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

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

The primary operation is the Sixteen to One mine from which more than 1,111,628 troy ounces of gold have been retrieved since the mine commenced operation in 1896. It is a traditional hard rock underground mine where employees create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards. Most mining is exploration.

Operations are characterized by significant amounts of preparation, tunneling, underground property maintenance and upgrading, all of which are necessary to permit access to and extraction of gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during these periods, little gold is mined. At other times, employees are primarily exploring for gold. Accordingly, business is subjected to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or underground development and the other as a function of gold production. The operation resembles the classical "boom or bust" cycles regardless of outside influences.

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

Advancement in metal detection technology has steadily progressed over the past twenty years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed; however, the hardware used in advanced gold detection has continued to improve. In September 2012, the company completed negotiating a service agreement with Quartzview Corporation, a technology start-up company based in Scotts Valley, California. Quartzview is a developer of deep sensing technology and believes it can develop and demonstrate its ability to detect the presence of gold at a range beyond ten feet through solid quartz.

Quartzview has expertise in developing software algorithms which will be applied to create and maintain a three dimensional digital map of the mine. The objectives are to evaluate likely gold content, estimate potential gold reserves and target most likely locations to drill patterns within the mine to affirm an economic target.

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

The Company lacks sufficient funds to implement major construction projects to increase mining efficiency. Sinking a new shaft in the center of the property is one project. Other mining related projects are: joining a public stock exchange, building and testing a gold detector specifically designed for the Sixteen to One vein and dewatering the levels that were left to flood.

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

Risk Factors

(a) Price of Gold

The price of gold has increased significantly from the low of $254 in 1999. Any significant drop in the price of gold ($1,664 on 12/31/12) may have an adverse effect on the results of the Company's operations unless the Company is able to offset such a price drop by increasing production and/or jewelry sales.

 (b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence is perceived by some. Caution is recommended in using the doctrines of reserves as an economic tool for valuing the Sixteen to One mine. While (i) the Company has recovered over one million ounces of gold and (ii) management believes that substantial additional virgin veins exists in the Sixteen to One mine, the Company has no ability to measure using the mathematical tools generally recognized in the mining industry; however, the company can prove that approximately eighty percent (80%) of its vein system has not been developed.

(c) Governmental Regulation

The attached financial statements have not been audited by a Securities Exchange Commission (SEC) accounting firm. Therefore, the Company is not in compliance with this SEC regulation for companies listed on an exchange.

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

(d) Liquidity

Gold inventory at December 31, 2012, was $311,823 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise. Current inventory is collateral for a loan.

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

     Standard Lode               Standard Lode Extension
     Gold Beater Lode            Clute Lode
     Hope Extension Lode         Crafts Lode
     Plumbago Mine Mill Site     Enterprise Quartz


UNPATENTED CLAIMS

     NAME OF CLAIM               NAME OF CLAIM

      Alice                     Alice Annex
      General Sherman N. Ext.   Jumbo
      No Better                 No Better Ext.
      Right Place               Wonder #1
      Wonder #2                 Wonder Goldmines MS

ITEM 3:  LEGAL PROCEEDINGS

In July 2009 the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region. Both defendants filed an answer on August 20, 2009 denying that the state is entitled to any damages. A hearing is scheduled for October 28, 2013
Sierra County Superior Court Case No. 7019.


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

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2012  $  .49   $ .49   $ .49   $ .49  $   *  $   *   $     *   $   *
    2011      *       *      .55     .55      *      *         *       *
    2010      *       *      .89     .45      *      *        .55     .50
    2009     .60     .45      *       *       .40    .40      .45     .60
    2008     .89     .75     .89     .75      *        *        *     *
    2007    1.00     .80     .95     .90     .90     .85      .88     .88
    2006    1.00     .75    1.00     .75    1.00    1.00     1.00     .95
    2005    .65      .60     .75     .50     .60     .60     1.00     .40
    2004    .83      .62     .75     .72    1.00     .60      .75     .42
    2003    .90      .85     .83     .38     .70     .50      .60     .60


* No trades took place on the Company website in these quarters.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management believes that the assets of the Company are understated due to the age of acquisition. The Company celebrated its 100 year anniversary on Oct. 9 2011. It is the oldest U.S. gold mining corporation. Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. On-hand jewelry is recorded at labor plus gold cost.

No value is recorded on the balance sheet for timber. The company owns 470 acres of prime forested timberland. No value is recorded on the balance sheet for the Company owned water-rights. Reduced value is recorded on the balance sheet for buildings, equipment and land. No value is recorded on the balance sheet for marketable aggregate and decorative stone currently stockpiled. No value is recorded on the balance sheet for goodwill. Fixed assets are recorded at historic cost less depreciation.


Balance Sheet

Balance Sheet Comparisons

(a) Comparisons of 2012 with 2011.

Assets:
Assetts decreased overall by $95,784 (13%) primarily due to a decrease in inventory of $85,060 (21%). The decrease in inventory was the result of sales and trades against debt in 2012.

Liabilities:
Notes due related parties decreased by $117,728 (27%) primarily due to a trade of inventory against an old debt.


Statement of Operations
(B) Comparison of 2012 with 2011

Income:

For the one-year period ended December 31, 2012 compared to the one-year period ended December 31, 2011, revenue increased by $36,857 (14%) due to increased sales in 2012.

Operating Expenses:

For the one-year period ended December 31,2012, compared to the one-year period ended December 31,2011, operating expenses decreased overall by $51,789 (15%). This was primarily due to a decrease in maintenance activities in 2012 compared to 2011. Areas that decreased significantly were: utilities by $11,293 (19%) supplies by $7,176 (23%), small equipment & repairs by $3,272 (27%), drayage by $5,235 (25%) and mine maintenance by $14,504 (29%). This was offset by an increase in legal & accounting of $9,878 (74%) primarily due to the settlement of Sierra County Superior Court case #7097 California Dept. of Conservation vs. Original Sixteen to One Mine, Inc. (See Legal section of this document.)

Other expenses:

For the one-year period ended December 31,2012, compared to the one-year period ended December 31,2011, interest expense increased by $6,735 (20%) due to more interest bearing debt in 2012 than 2011.

The company showed a loss of $48,638 in 2012 compared to a loss of $125,484 in 2011. The $77,646 (61%) difference was due to increased sales and decreased expenses in 2012 compared to 2011.The basic and diluted loss per share was .004 in 2012 compared to .01 in 2011. The number of shares used in both calculations was 13,399,505.

(c) Comparison of 2011 with 2010

Income:

For the one-year period ended December 31, 2011, compared to the one-year period ended December 31, 2010 revenue increased by $102,747 (67%) primarily due to the increase in the price of gold in 2011.


Operating Expenses:

For the one-year period ended December 31,2011, compared to the one-year period ended December 31,2010, operating expenses decreased overall by $240,842 (40%). This was primarily due to a decrease in maintenance activities in 2011, compared to 2010.

Other Income:

For the one-year period ended December 31, 2011, compared to the one-year period ended December 31,2010 other income decreased by $289,140 (96%) due to the sale of the Brown Bear Mine in 2010.

The basic and diluted loss per share of approximately .01 was about the same for both years. The number of shares used in both calculations was 13,399,505.





ITEM 7:  SUBSEQUENT EVENTS

None


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 15, 2013. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    70  President
                          & Director       1983              1977

Scott K. Robertson    56  Treasurer
                          & Director       1999              1999

Hugh Daniel O'Neill   70  Director         N/A               2002

Andrew Yeiser         87  Director        N/A                2010

Rae Bell Arbogast     46  Secretary        2002              N/A

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

Management Remuneration for the Period Ended December 31, 2012

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2012  $ 60,000       0         0             0
President & CEO  2011  $ 60,000       0         0             0
                 2010  $ 60,000       0         0             0

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
                (as a group)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

PART IV

ITEM 13:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2012 and December 31, 2011, the results of operations and cash flows for the twelve-month periods ended December 30, 2010, 2011 and 2012. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date April 22, 2013

Condensed Balance Sheet

                                       December 31, 2012 & December 31, 2011

ASSETS
                                                        2012        2011
Current Assets
  Cash                                             $  4,881    $    6,339
   Accounts receivable                                  100         1,522
   Inventory                                        311,823       396,883
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            316,804       404,744
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        810,404      810,404
   Buildings                                        209,487      209,487
   Vehicles                                         105,414      105,414
                                                  ---------    ---------
  Total fixed assets at cost                      1,125,305    1,125,305
                                                  ---------    ---------
Less accumulated depreciation                   (1,074,703)  (1,066,860)
                                                -----------  -----------
   Net fixed assets                                  50,601       58,445
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  651,242   $  747,026
                                                ==========    ==========

Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2012       2011
Current Liabilities
   Accounts payable & accrued expenses (see Note 5) $  886,327   815,746
   Due to related party (see Note 3)                   325,142   442,870
   Notes payable due within one year                      -         -
                                                      --------   -------
   Total Current Liabilities                        1,211,469  1,258,616
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 6)        97,236    97,236
                                                      --------   -------
Total Liabilities                                   1,308,705  1,355,852
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2012
   and as of December 31, 2011                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,161,321)   (3,112,684)
                                              ------------   -----------
   Total Stockholders' Equity                    (657,463)     (608,826)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 651,242    $  747,026
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2012      2011       2010
Revenues:
Gold & jewelry sales                            292,963     256,106    153,359
                                                 ------    -------     -------
   Total Revenues                               292,963     256,106    153,359

Operating expenses:
   Salaries and wages                            66,967      76,712     201,354
   Contract Labor                                32,283      36,586      42,622
   Utilities                                     47,629      58,922      71,564
   Taxes - property & payroll                    24,099      26,177      40,758
   Insurance                                      3,036       3,163      39,588
   Supplies                                      23,754      30,930      85,443
   Small equipment & repairs                      8,964      12,236      17,230
   Drayage                                       15,645      20,880      28,179
   Corporate expense                             10,692       9,759      10,543
   Legal and accounting                          23,153      13,275      11,631
   Mine Maintenance                              34,890      49,394      16,555
   Depreciation & amortization                    7,843      11,504      17,414
   Other expenses                                 5,137       6,342      13,841
                                                 -------     ------      ------
   Total operating expenses                     304,092     355,880     596,722

   Profit (Loss) from operations               (11,129)    (99,774)   (443,363)

Other Income & (Expense):
Interest Expense                               (40,955)    (34,220)    (35,626)
Other expense                                     (176)     (1,150)       (874)
Other income                                      4,422       9,660     298,800
                                               ---------   --------   ---------
   Total other (expense) income                (36,709)     (25,710)    262,300

   Profit (Loss) before taxes                   (47,838)   (125,484)   (181,063)

   Income tax expense                              (800)     (800)        (800)

Net (loss) income                          $   (48,638) $ (126,284) $ (181,863)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share      $   (.004)  $   (.01)  $    (.01)
Shares used in the calculation of net
   (loss) income per share                   13,399,505   13,399,505 13,399,505
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2012,       2011,      2010

Cash Flows From Operating Activities:
Net profit (loss)                          $     (48,638)$ (126,284)$ (181,863)
Operating activities:
   Depreciation and amortization                    7,843     11,504     17,414
   Gain on retirement of Asset                      -           -       (1,370)
   Decrease(Increase) in accounts receivable        1,422      2,075        114
   Decrease(Increase) in inventory                 85,060   (24,684)     42,132
   Decrease (Increase) in other current assets       -         -            -
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes        (47,145)    136,270  (232,344)
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                                  (1,458)    (1,119)  (355,917)

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                              -        297,354
   (Purchase) sale  of fixed assets                -           -          -
   Other assets Bonds Misc. deposits               -           2,502    (2,502)
                                                  ---------  --------  --------
Net cash (used) provided by investing activities    -          2,502    294,852

Cash Flows From Financing Activities
 Increase (decrease) notes payable                   -         -          -
 Proceeds from sale of common stock                  -         -            780
 Paid in Capital from Shareholders                   -         -         57,920
                                                --------    --------   --------
 Net cash provided (used) by financing activities    -         -         58,700

 (Decrease)increase in cash                       (1,458)      1,383    (2,365)
 Cash, beginning of period                          6,339      4,956      7,321
                                                    ------   -------   --------
 Cash, end of period                            $   4,881 $    6,339  $   4,956
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

3. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2012 was $325,142 consisting of $300,142 in loans from Michael Miller secured by real-estate. Interest is charged on this loan on a reimbursement basis based on the interest charged on Michael Miller's personal line of credit at tri-counties bank. The remaining $25,000 in this account is owed to a shareholder.

4. RELATED PARTY TRANSACTIONS

Debt in the amount of $130,911 owed to two shareholders was traded against inventory that had been held as collateral for over two years.

5. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $886,237 at December 31, 2012. This balance includes $505,695 in accrued wages owed to Michael Miller and $12,000 in accrued wages owed to a previous employee of the company. Payroll and sales taxes payable as well as accounts payable make up the rest of the balance.

6. NOTES PAYABLE

Notes payable due after one year of $97,236 is the balance remaining on the mortgage for the Gold Crown Mine. The Company is behind on its payments and interest has not been accrued on this note.

7.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.03. Issued and outstanding: 13,399,505 shares of common stock.
At December 31, 2012, 2,797,299 shares were restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.