Form 10-Q
period 2013-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2014-01-24
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2013       Commission File No. 001-10156



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

                        Yes:                        No:   X



As of March 31, 2013, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2013 and December 31, 2012

                                    March 31, 2013       December 31, 2012
ASSETS

Current Assets
   Cash                                  $       -               $   4,881
   Accounts receivable                           51                    100
   Inventory                                300,099                311,823
                                         ----------             ----------
     Total current assets                   300,150                316,804
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                810,404                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,125,305              1,125,305
Less accumulated depreciation            (1,076,603)            (1,074,704)
                                         ----------             ----------
     Net fixed assets                        48,702                 50,601
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $  632,689             $  651,242
                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable
      accrued expenses                      935,097                886,327
Due to related party                        327,607                325,142
Notes payable due within one year               -                     -
                                         ----------             ----------
     Total Current Liabilities            1,262,704             1,211,469
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year         97,236                  97,236
                                         ----------             ----------
     Total Liabilities                    1,359,940              1,308,705
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of March 31, 2013 and
     as of December 31, 2012                440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,231,109)           (3,161,321)
                                         ----------             ----------
     Total Stockholders' Equity           (727,251)              (657,463)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                   $  632,689             $  651,242
                                         ==========             ==========

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2013 and March 31, 2012

                             Three Months Ending March 31,
                                      2013            2012
                                    ------          ------
Revenues:
  Gold & jewelry sales             $   9,222  $     74,449
                                   -----------   -----------
     Total revenues                    9,222        74,449
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  16,428        16,412
  Contract Labor                      19,325         2,367
  Telephone & utilities               12,067        10,718
  Taxes - property & payroll           5,702         5,846
  Insurance                              640           562
  Supplies                             5,941         3,239
  Small equipment & repairs            2,086         2,884
  Drayage                              3,415         3,034
  Corporate expenses                   3,750         1,500
  Legal and accounting                   228        18,790
  Mine Maintenance                       736         2,540
  Depreciation & amortization          1,900         1,961
  Other expenses                         922         1,072
                                   ----------   ----------
  Total operating expenses            73,140        70,925
                                 ----------     ----------
  Profit (Loss) from operations     (63,918)         3,524

Other Income & Expenses:

Other Income                          2,056         1,978
Other Expenses                       (7,126)      (10,751)
                                    -------       --------
Total Other Income (Expense)         (5,070)        (8,773)
                                 ----------    -----------
Profit (Loss) before taxes          (68,988)        (5,249)
                                 ----------     -----------
Income Tax Benefit                      800            -
Net Profit (Loss)             $     (69,788)   $    (5,249)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $       (.005)   $    (.0001)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           13,399,505    13,399,505
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2013 and March 31, 2012

                                              Three Months Ended March 31,
                                               2013                   2012
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $         (69,788)         $    (5,249)
  operating activities:
     Depreciation and amortization                   1,899                1,961
     (Increase)Decrease in
        accounts receivable                             49                1,522
     Decrease(Increase) in inventory                11,724               42,209
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                         48,770               44,551
    (Decrease) increase in short term notes          2,465              (90,603)


                                              ------------            ----------
  Net cash (used) provided by
     operating activities                          (4,881)              (5,609)
                                              ------------           -----------

Cash Flows From Investing Activities:

  Sale of Real Estate                                   -                 -
  Mining Claim fees, capitalized                        -                 -
  (Increase) Decrease Bonds, Misc Deposits              -                 -
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                                -                 -
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                      -                 -
  (Increase) decrease in notes receivable                -                 -
  Proceeds from sale of common stock                     -                 -
  Additional paid-in capital                             -                 -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                              -                     -
                                              ------------         ------------

  (Decrease) increase in cash                      (4,881)              (5,609)

Cash, beginning of period                            4,881                6,339
                                              ------------           ----------
Cash, end of period                            $         0        $         730
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       7,040         $     11,441
    Income Taxes                             $         800         $         -
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2013 and December 31, 2013, the results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the three-month period ending March 31, 2013, there were no significant changes to the balance sheet.


STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2013 decreased by $65,227 (88%) compared with the same period in 2012 due to decreased sales in 2013.

For the three-month period ended March 31, 2013 compared to the same period in 2012 total operating expenses remained steady with only a 3% change ($2,215). Significant changes within specific categories include a $16,958 (717%) increase in contract labor which was offset by a decrease of $18,562 (99%) in legal & accounting expenses. The higher legal expense in 2012 was related directly to the settlement of case number 7097 (see March 2012 10-Q).

For the three-month period ended March 31, 2013 compared to the same period in 2012 the company showed a loss of $69,788 compared to a loss of $5,249.
The increase of $64,529 (1,230%) is attributable to lower revenue for the first quarter of 2013 compared to the first quarter of 2012.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2013.

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


/s/Michael M. Miller
President and Director
Dated: December 16, 2013