Form 10-Q
period 2013-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2014-03-04
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2013      Commission File No. 001-10156



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

                        Yes:       No:      N/A Voluntary Filers



As of June 30, 2013, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           June 30, 2013 and December 31, 2012

                                    June 30, 2013        December 31, 2012
ASSETS

Current Assets
   Cash                                  $   22,139              $  4,881
   Accounts receivable                        4,953                   100
   Inventory                                395,755               311,823
                                         ----------             ----------
     Total current assets                   422,847                316,804
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                842,542                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,157,443              1,125,305
Less accumulated depreciation            (1,078,502)            (1,074,704)
                                         ----------             ----------
     Net fixed assets                        78,941                 50,601
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $ 785,625             $  651,242
                                         ==========             ==========

                          Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet continued
                          June 30, 2013 and December 31, 2012

                                    June 30, 2013        December 31, 2012

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      736,427                886,327
Due to related party                        193,474                325,142
Notes payable short-term                    500,000                  -
                                         ----------             ----------
     Total Current Liabilities            1,429,901              1,211,469
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          97,236                 97,236
                                         ----------             ----------
     Total Liabilities                    1,527,137              1,308,705
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of June 30, 2012
     and as of December 31, 2011.           440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,245,370)           (3,161,321)
                                         ----------             ----------
     Total Stockholders' Equity           (741,512)              (657,463)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                     $785,625               $651,242
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2013            2012           2013           2012
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $    154,513   $   56,064      $   163,735   $  130,513
                           ---------   -----------         --------     -------
     Total revenues          154,513       56,064          163,735      130,513
                         -----------   ----------          --------      ------
Operating expenses:
  Salaries and wages          17,310       17,012           33,738       33,425
  Contract Labor              27,677        7,159           47,002        9,526
  Telephone & utilities       11,901       13,074           23,968       23,792
  Taxes - property & payroll   5,325        6,045           11,030       11,891
  Insurance                    9,682          868           32,434        1,430
  Supplies                    26,493        8,799           10,321       12,038
  Small equipment & repairs    7,422        1,535            9,508        4,419
  Drayage                      6,207        4,740            9,621        7,773
  Corporate expenses           5,467        3,724            9,217        5,164
  Legal and accounting           166          190              394       18,980
  Mine Maintenance            34,985        7,808           35,721       10,348
  Depreciation & amortization  1,900        1,961            3,799        3,921
  Other expenses              10,932        1,627           11,854        2,758
                           ----------   ----------         -------      -------
  Total operating expenses   165,467       74,542          238,607      145,465
                          ----------    ----------        --------     --------
  Profit (Loss)
 from operations           (10,954)      (18,478)     $   (74,872)  $  (14,952)

Other Income :               2,946          178             5,002        2,156
  Other (expense)           (6,253)       (7,002)         (13,379)     (17,754)
                         ----------    -----------       -------       --------
Net Other income (exp)      (3,307)       (6,824)          (8,377)     (15,598)

Profit (Loss) before taxes  (14,261)     (25,302)         (83,249)     (30,550)
                         ----------    -----------      ---------    ----------
Income tax benefit (expense)      -         (800)            (800)        (800)
                         ----------    -----------      ---------    ----------
Net  profit (loss)    $    (14,261)  $   (26,102) $       (84,049)  $  (31,350)
                       ============    ===========      ==========   ==========

Basic and diluted (loss)
   Gain per share    $     (.001)      $   (.002)        $  (.001)   $   (.001)
                      ============    ============       =========    =========
Shares used in the
   calculation of net
   loss income per share 13,399,505     13,399,505      13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2013 and June 30,2012

                                             Six Months Ended June 30,
                                               2013                   2012
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $    (84,049)          $   (31,350)
  operating activities:
     Depreciation and amortization                  3,799                 3,921
     (Increase)Decrease in
        accounts receivable                       (4,853)                 (818)
     Decrease(Increase) in inventory             (83,932)                 97,789
     (Increase)Decrease in other
       current assets                                -                   -
     (Decrease) increase in accounts payable
       and accrued expenses                        45,943                45,943
    (Decrease) increase in related party notes   (131,669)             (108,845)
    (Decrease) increase short-term notes          500,000                  _
                                             ------------            ----------
  Net cash (used) provided by
     operating activities                          49,396                 6,640
                                               ----------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                       (32,138)                 -
                                               -----------          -----------
  Net cash used by
    investing activities                         (32,138)                 -
                                               -----------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                  -                   -
  Proceeds from sale of common stock                 -                   -
  Additional paid-in capital                         -                   -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                             -                   -
                                               ------------        ------------

  (Decrease) increase in cash                      17,258                  6,640

Cash, beginning of period                           4,881                  6,339
                                                ------------         ----------
Cash, end of period                           $    22,139          $      12,979
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     13,046          $     18,557
                                             ============          ============
    Income taxes                             $        800         $         800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2013 and December 31, 2012, the results of operations for the three-month and six-month periods ended June 30, 2013 and 2012 and cash flows for the six-month periods ended June 30, 2013 and 2012. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles forinterim financial information and with the instructions to Form 10-Q and Item
310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

Assets: For the six-month period ended June 30,2013 compared to December 31, 2012, cash increased by $17,258 (354%) due to receipt of a short-term note (see liablities below). Accounts receivable increased by $4,853 (4,853%) due to an outstanding sales ticket. Inventory increased by $83,932 (27%) due to gold production in May which was partially offset by a 28% decrease in the price of gold in the first six months of 2013.

Liabilities: For the six-month period ended June 30,2013 compared to December 31, 2012, accounts payable & accrued expenses decreased by $149,901 (17%) due to a substantial decrease in accounts payable as the Company used the proceeds from the a short-term note to pay down its debt. Notes due related parties decreased by $131,668 (40%) due to payments on two debts using gold revenue. Short-term notes increased by $500,000 due to a non-interest bearing loan that satisfies terms of an agreement allowing a technology company the right to use its detection equipment in the mine.


STATEMENT OF OPERATIONS

Revenues for the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012 increased by $98,449 (176%) and $33,222 (25%) respectively, primarily due to gold production in 2013.

Operating expenses for the three-month and six-month periods ended June 30,2013 compared to the same periods in 2012 increased by $90,126 (120%) and $93,141 (64%) respectively as a result of increased activity in 2013.

For the three-month period ended June 30, 2013 the company showed a loss of $14,261 compared to a loss of $26,102 for the same period in 2012. The difference of $11,841 (45%) is primarily due to gold production in May 2013. For the six-month period ended June 30, 2013 the company showed a loss of $84,049 compared to a loss of $31,350 for the same period in 2012. The $52,699 (168%) difference is primarily due to higher operating expenses in 2013.

SUBSEQUENT EVENTS

None

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

In July 2009 the Company and its President were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region. The case number is: 7019. On March 18,2011 the second, third and fourth causes of action were dismissed leaving only the first cause of action; also, Michael Miller was dismissed as a defendant in the case. The company was notified that recent discussion between the California Regional Water Quality Control Board and a California water district are underway that could significantly affect the Sixteen to One lawsuit. The lawsuit is in a holding position until a decision is reached in the related case.




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

The Company and its President assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2013.

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

/s/Michael M. Miller
President and Director
Dated:  February 28, 2014