Form 10-Q
period 2013-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2014-03-04
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2013       Commission File No. 001-10156



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

                        N/A Voluntary Filers



As of September 30, 2013, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                              Original Sixteen to One Mine, Inc.
                                 Condensed Balance Sheet
                           Sept. 30, 2013 and December 31, 2012

                                    Sept. 30, 2013        December 31, 2012
ASSETS

Current Assets
   Cash                                  $   15,942              $  4,881
   Accounts receivable                        7,244                   100
   Inventory                                381,427               311,823
                                         ----------             ----------
     Total current assets                   404,613                316,804
                                         ----------             ----------

Mining Property
   Real estate and property rights
      net of depletion of $524,145          230,401                230,401
   Real estate and mineral property          47,976                 47,976
                                         ----------             ----------
                                            278,377                278,377
                                         ----------             ----------
Fixed Assets at Cost
   Equipment                                842,542                810,404
   Buildings                                209,487                209,487
   Vehicles                                 105,414                105,414
                                         ----------             ----------
                                          1,157,443              1,125,305
Less accumulated depreciation            (1,083,768)            (1,074,702)
                                         ----------             ----------
     Net fixed assets                        73,675                 50,601
                                         ----------             ----------
Other Assets
   Bonds and misc. deposits                   5,460                  5,460
                                         ----------             ----------

     Total Assets                        $ 762,125             $  651,242
                                         ==========             ==========

                          Original Sixteen to One Mine, Inc.
                          Condensed Balance Sheet continued
                          Sept 30, 2012 and December 31, 2011

                                    Sept. 30, 2012        December 31, 2012

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable &
      accrued expenses                      751,922                886,327
Due to related party                        209,085                325,142
Notes payable short-term                    500,000                   -
                                         ----------             ----------
     Total Current Liabilities            1,461,007              1,211,469
                                         ----------             ----------
Long Term Liabilities
   Notes payable due after one year          97,236                 97,236
                                         ----------             ----------
     Total Liabilities                    1,558,243              1,308,705
                                         ----------             ----------

Stockholders' Equity
   Capital stock, par value $.03:
     30,000,000 shares authorized:
     13,399,505 shares issued and
     outstanding as of Sept.30, 2012
     and as of December 31, 2011.           440,656                440,656
   Additional paid-in capital             2,063,202              2,063,202
   (Accumulated deficit)
      retained earnings                  (3,299,976)           (3,161,321)
                                         ----------             ----------
     Total Stockholders' Equity           (796,118)              (657,463)
                                         ----------             ----------
Total Liabilities and
  Stockholders' Equity                     $762,125               $651,242
                                         ==========             ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2013            2012           2013           2012
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales     $   80,657   $   86,905   $    244,392  $    217,417
                             ---------    ---------      --------      --------
     Total revenues            80,657       86,905        244,392       217,417
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,345       16,758         49,083        50,183
  Contract Labor               43,327        8,020         90,329        17,546
  Utilities                    13,863        9,740         37,831        33,533
  Taxes - property & payroll    6,262        6,203         17,291        17,763
  Insurance                     4,331          721         14,652         2,151
  Supplies                     22,234        7,055         54,668        19,093
  Small equipment & repairs     8,070        3,163         17,579         7,582
  Mine Maintenance              3,020        5,433         38,741        15,791
  Drayage                       9,573        7,248         19,195        15,021
  Corporate expenses            2,224        1,669         11,442         7,692
  Legal and accounting            636           -           1,029        19,311
  Depreciation & amortization   5,266        1,961          9,065         5,882
  Other expenses                  706        1,922         12,560         3,810
                           ----------   ----------        -------       -------
  Total operating expenses    134,857       69,893        373,465       215,358
                          ----------    ----------       --------      --------
Profit (Loss) from operations(54,200)       17,012       (129,073)        2,059

Other Income:                   1,860          460          6,863         2,616
Other Expense:                  2,266       10,678         15,645        28,432
                             --------     ---------      ---------    ---------
 Total Other income(expense)    (406)      (10,218)        (8,782)      (25,816)
                             --------    ----------       -------      --------
Profit (Loss) before taxes    (54,606)        6,794      (137,855)      (23,757)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)                                (800)         (800)
                             --------    ----------      ---------     --------
Net profit (loss)      $     (54,606) $      6,794   $   (138,655)   $  (24,557)
                         ============    ===========    ==========    ==========

Basic and diluted (loss)
 earnings per share     $    (.004)    $      .001   $     (.01)    $    (.002)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 13,399,505     13,399,505       13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2013 and Sept. 30, 2012

                                             Nine Months Ended Sept. 30,
                                                 2012                   2012
                                           --------------         ------------


Net profit (loss)                             $  (138,655)          $ (24,557)
  Cash Flows From Operating Activities:
     Depreciation and amortization                   9,065               5,882
          (Increase)Decrease in
        accounts receivable                        (7,144)               1,522
     Decrease(Increase) in inventory              (69,604)              63,869
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                      (134,406)              64,680
    (Decrease) increase in short term notes        500,000           (117,182)

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                           43,199             (5,786)
                                              ------------          ----------

Cash Flows From Investing Activities:
  Equipment Purchases                             (32,138)               -
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits                     -                -
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                          (32,138)               -
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable                  -                 -
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                              -                 -
                                                ------------      ------------

(Decrease) increase in cash                         11,061             (5,786)

Cash, beginning of period                            4,881               6,339
                                                ------------        ----------
Cash, end of period                               $ 15,942    $            553
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      15,127         $   29,174
                                               ============        ===========
    Income taxes                             $         800          $     800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2013 and December 31, 2012, the results of operations and cash flows for the three-month and nine-month periods ended Sept. 30, 2012 and 2013. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2012 to Sept. 30, 2013 total current assets increased by $87,809 (28%) primarily due to a $11,061 (227%) increase in cash, a $7,145 (7145%) increase in accounts recievable and a $69,604 (22%) increase in inventory. The increase in inventory was primarily the result of Gold Production in May. Equipment increased by $32,138 (4%) due to the purchase of a used excavator.

For the same nine-month period accounts payable and accrued expenses decreased by $134,405 (15%) as the company used the short-term note listed below to pay down its debts. Related party payables decreased by $116,057 (36%) primarily due to loan payments. Short-term notes increased by $500,000 due to a non-interest bearing loan that satisfies terms of an agreement allowing a technology company the right to use its detection equipment in the mine.


STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2013 were not significantly different than the same period in 2012.

Revenues for the nine-month period ended Sept. 30, 2013 compared to the same period in 2012 increased by $26,417 (12%) due to gold production in 2013. This was partially offset by a decrease in the price of gold.

Operating expenses for the three-month and nine-month periods ended Sept 30,2013 increased by $67,320 (100%) and $160,461 (75%) respectively compared to the same periods in 2012 as a result of increased maintenance and exploration activity in 2013.

Other expenses for the three-month and nine-month periods ended Sept 30,2013 decreased significantly due to less interest expense in 2013 as the company was able to convert a portion of its debt to an interest-free note (See balance sheet notes).

For the three-month period ended Sept. 30, 2013 the company showed a loss of $54,606 compared to a profit of $9,149 for the same period in 2012. The $63,755 (697%) difference is due to increased operating expenses in 2013 as a result of increased activity compared to 2012. For the nine-month period ended Sept. 30, 2013 the company showed a loss of $138,655 compared to a loss of $22,202 for the same period in 2012. The $116,453 (525%) difference is primarily due to due to increased operating expenses in 2013 as a result of increased activity in 2013.


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


/s/Michael M. Miller
President and Director
Dated:  March 4, 2014