Form 10-K
period 2012-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2014-03-27
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2013
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

                        N/A Voluntary Filer


As of December 31, 2013, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

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

The primary operation is the Sixteen to One mine from which more than 1,111,778 troy ounces of gold have been retrieved since the mine commenced operation in 1896. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards. Most mining is exploration.

Operations are characterized by significant amounts of preparation, tunneling, underground property maintenance and upgrading, all of which are necessary to permit access to and extraction of gold. The Company from time to time focuses substantially all of its resources on infrastructure development and maintenance, and during these periods, little gold is mined. At other times, miners are primarily exploring for gold. Accordingly, business is subjected to two very different cycles, one dependent on whether the Company is directing its resources towards infrastructure or underground development and the other as a function of gold production. The operation resembles the classical "boom or bust" cycles regardless of outside influences.

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

(d) Liquidity

Gold inventory at December 31, 2013, was $300,719 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


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



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2004 through 2013 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2013  $  .89   $ .89   $ .86   $ .65  $   *  $   *   $     *   $   *
    2012     .49     .49     .49     .49  $   *  $   *   $     *   $   *
    2011      *       *      .55     .55      *      *         *       *
    2010      *       *      .89     .45      *      *        .55     .50
    2009     .60     .45      *       *       .40    .40      .45     .60
    2008     .89     .75     .89     .75      *        *        *     *
    2007    1.00     .80     .95     .90     .90     .85      .88     .88
    2006    1.00     .75    1.00     .75    1.00    1.00     1.00     .95
    2005    .65      .60     .75     .50     .60     .60     1.00     .40
    2004    .83      .62     .75     .72    1.00     .60      .75     .42



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


Balance Sheet

Balance Sheet Comparisons

(A) Comparisons of 2013 with 2012.

Assets:
Assetts increased overall by $82,948 (13%) primarily due to increases in cash of $39,598 (811%) and an increase in equipment of $66,804 as the Company purchased a compressor and an excavator in 2013.

Liabilities:
Accounts Payable and accrued expenses decreased by $120,986 (14%) as the Company used proceeds from a non-interest bearing note (see below) to pay down outstanding bills.

Notes Payable related parties decreased by $95,484 (29%) as the Company used proceeds from gold production in May to pay-down related party notes.

Short-term notes increased by $500,000 due to a non-interest bearing loan that satisfies terms of an agreement allowing Quartz View (a technology company) the right to use its detection equipment in the mine.

Long-term notes increased by $34,359 (35%) as the Company used bank financing to purchase a piece of equipment.


Statement of Operations
(B) Comparison of 2013 with 2012

Income:

For the one-year period ended December 31, 2013 compared to the one-year period ended December 31, 2012, revenue increased by $7,960 (3%).

Operating Expenses:

For the one-year period ended December 31,2013, compared to the one-year period ended December 31,2012, operating expenses increased overall by $213,934 (70%). This was primarily due to an increase in exploration activities in 2013 compared to 2012. Significant categorical increases were: Contract Labor $116,783 (362%), Supplies $62,420 (263%), Insurance $12,875 (424%),Small
Equipment & Tools $14,356 (160%), Drayage $12,996 (83%) and Other Operating Expenses $8,878 (173%),

Other expenses:

For the one-year period ended December 31,2013, compared to the one-year period ended December 31,2012, interest expense decreased by $23,263 (131%) due to a debt conversion. (See "short-term notes" above).

The company showed a loss of $226,297 in 2013 compared to a loss of $47,838 in 2012. The $178,459 (373%) difference was due to increased exploration activity in 2013 compared to 2012 without a significan change in revenue. The basic and diluted loss per share was .017 in 2013 compared to .004 in 2012. The number of shares used in both calculations was 13,399,505.

Balance Sheet Comparisons

(c) Comparisons of 2012 with 2011.

Assets:
Assetts decreased overall by $95,784 (13%) primarily due to a decrease in inventory of $85,060 (21%). The decrease in inventory was the result of sales and trades against debt in 2012.

Liabilities:
Notes due related parties decreased by $117,728 (27%) primarily due to a trade of inventory against an old debt.


Statement of Operations
(D) Comparison of 2012 with 2011

Income:

For the one-year period ended December 31, 2012 compared to the one-year period ended December 31, 2011, revenue increased by $36,857 (14%) due to increased sales in 2012.

Operating Expenses:

For the one-year period ended December 31,2012, compared to the one-year period ended December 31,2011, operating expenses decreased overall by $51,789 (15%). This was primarily due to a decrease in maintenance activities in 2012 compared to 2011. Areas that decreased significantly were: utilities by $11,293 (19%) supplies by $7,176 (23%), small equipment & repairs by $3,272 (27%), drayage by $5,235 (25%) and mine maintenance by $14,504 (29%). This was offset by an increase in legal & accounting of $9,878 (74%) primarily due to the settlement of Sierra County Superior Court case #7097 California Dept. of Conservation vs. Original Sixteen to One Mine, Inc. (See Legal section of 2012 10-K.)

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

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 14, 2014. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    71  President
                          & Director       1983              1977

Scott K. Robertson    57  Treasurer
                          & Director       1999              1999

Hugh Daniel O'Neill   71  Director         N/A               2002

Andrew Yeiser         88  Director        N/A                2010

Rae Bell Arbogast     47  Secretary        2002              N/A

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


Rae Bell Arbogast ~ Secretary

Rae Bell was born in Southern California and moved to the Alleghany area with her family in 1975. They lived near the Ruby Mine where they relied on skis and a snowmobile for transportation during the winter. Her father worked as a miner at the Ruby and Carson mines.

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

Management Remuneration for the Period Ended December 31, 2013

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2013  $ 60,000       0         0             0
President & CEO  2012  $ 60,000       0         0             0
                 2011  $ 60,000       0         0             0

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
                (as a group)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

PART IV

ITEM 13:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2013 and December 31, 2012, the results of operations and cash flows for the twelve-month periods ended December 30, 2011, 2012 and 2013. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date March 27, 2014

Condensed Balance Sheet

                                       December 31, 2013 & December 31, 2012

ASSETS
                                                        2013        2012
Current Assets
  Cash                                             $ 44,479    $    4,881
   Accounts receivable                                4,915           100
   Inventory                                        300,719       311,823
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            350,113       316,804
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        877,208      810,404
   Buildings                                        209,487      209,487
   Vehicles                                         105,414      105,414
                                                  ---------    ---------
  Total fixed assets at cost                      1,192,109    1,125,305
                                                  ---------    ---------
Less accumulated depreciation                   (1,084,025)  (1,074,704)
                                                -----------  -----------
   Net fixed assets                                108,084       50,601
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  742,034   $  651,242
                                                ==========    ==========

Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2013       2012
Current Liabilities
   Accounts payable & accrued expenses (see Note 5) $  765,341   886,327
   Due to related party (see Note 3)                   229,658   325,142
   Notes payable Quartz-View                           500,000        -
                                                      --------   -------
   Total Current Liabilities                        1,494,999  1,211,469
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 6)       131,595    97,236
                                                      --------   -------
Total Liabilities                                   1,626,594  1,308,705
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2013
   and as of December 31, 2012                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,388,418)   (3,161,321)
                                              ------------   -----------
   Total Stockholders' Equity                    (884,560)     (657,463)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 742,034    $  651,242
                                              ============  ============




Original Sixteen to One Mine, Inc.

Statement of Operations

                                                    2013      2012       2011
Revenues:
Gold & jewelry sales                            260,923     292,963    256,106
Other Income                                     40,000        _          _
                                                 ------    -------     -------
   Total Revenues                               300,923     292,963    256,106

Operating expenses:
   Salaries and wages                            64,083      66,967      76,712
   Contract Labor                               149,066      32,283      36,586
   Utilities                                     46,620      47,629      58,922
   Taxes - property & payroll                    22,790      24,099      26,177
   Insurance                                     15,911       3,036       3,163
   Supplies                                      86,174      23,754      30,930
   Small equipment & repairs                     23,320      8,964       12,236
   Drayage                                       28,641      15,645      20,880
   Corporate expense                             13,959      10,692       9,759
   Legal and accounting                           4,347      23,153      13,275
   Mine Maintenance                              39,778      34,890      49,394
   Depreciation & amortization                    9,322       7,843      11,504
   Other expenses                                14,015       5,137       6,342
                                                 -------     ------      ------
   Total operating expenses                     518,026     304,092     355,880

   Profit (Loss) from operations               (217,103)    (11,129)    (99,774)

Other Income & (Expense):
Interest Expense                               (17,732)    (40,955)    (34,220)
Other expense                                     (704)       (176)     (1,150)
Other income                                      9,242       4,422      9,660
                                               ---------   --------   ---------
   Total other (expense) income                 (9,194)     (36,709)    (25,710)

   Profit (Loss) before taxes                   (226,297)   (47,838)   (125,484)

   Income tax expense                              (800)     (800)        (800)

Net (loss) income                          $   (227,097) $  (48,638) $ (126,284)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share $ (.017) $ (.004) $ (.01) Shares used in the calculation of net
   (loss) income per share                   13,399,505   13,399,505 13,399,505
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2013,       2012,      2011

Cash Flows From Operating Activities:
Net profit (loss)                          $     (227,097)$ (48,638)$ (126,284)
Operating activities:
   Depreciation and amortization                    9,322      7,843     11,504
   Gain on retirement of Asset                      -           -          -
   Decrease(Increase) in accounts receivable      (4,815)      1,422      2,075
   Decrease(Increase) in inventory                 11,104     85,060   (24,684)
   Decrease (Increase) in other current assets       -         -            -
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes          283,529  (47,145)    136,270
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                                   72,043    (1,458)   (1,119)

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                              -          -
   (Purchase) sale  of fixed assets              (66,804)      -          -
   Other assets Bonds Misc. deposits               -           -         2,502
                                                  ---------  --------  --------
Net cash (used) provided by investing activities  (66,804)      -        2,502

Cash Flows From Financing Activities
 Increase (decrease) notes payable                 34,359      -          -
 Proceeds from sale of common stock                  -         -          -
 Paid in Capital from Shareholders                   -         -          -
                                                --------    --------   --------
 Net cash provided (used) by financing activities  34,359      -          -

 (Decrease)increase in cash                        39,598     (1,458)     1,383
 Cash, beginning of period                          4,881       6,339     4,956
                                                    ------   -------   --------
 Cash, end of period                            $  44,479 $     4,881  $  6,339
                                                  ========   ========= ========

                        NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating a gold mine in Alleghany, California; currently in exploration mode. In accordance with directive from the Securities and Exchange Commission (SEC)and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

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

3. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2013 was $229,658 consisting of a loan from Michael Miller secured by real-estate. Interest is charged on this loan on a reimbursement basis based on the interest charged on Michael Miller's personal line of credit at tri-counties bank.

4. RELATED PARTY TRANSACTIONS

None

5. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $765,341 at December 31, 2013. This balance includes $565,695 in accrued wages owed to Michael Miller. Mr. Miller's salary has been accrued (not paid) for over nine years and is secured with real estate. Payroll and sales taxes payable as well as accounts payable make up the rest of the balance.

6. NOTES PAYABLE

Notes payable due after one year of $131,595 is the balance remaining on the mortgage for the Gold Crown Mine of $97,236 as well as $34,359 secured to purchase a piece of equipment in 2013. The Company is behind on its payments for the Gold Crown Mine and interest has not been accrued on this note.

7.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.03. Issued and outstanding: 13,399,505 shares of common stock.
At December 31, 2013, approx. 2,797,299 shares were restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.