Form 10-K
period 2013-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2014-03-27
CIK 74925

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


(A) Comparisons of 2013 with 2012.

Balance Sheet Comparisons

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

(B) Comparison of 2013 with 2012

Statement of Operations

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


(c) Comparisons of 2012 with 2011.

Balance Sheet Comparisons

Assets:
Assetts decreased overall by $95,784 (13%) primarily due to a decrease in inventory of $85,060 (21%). The decrease in inventory was the result of sales and trades against debt in 2012.

Liabilities:
Notes due related parties decreased by $117,728 (27%) primarily due to a trade of inventory against an old debt.



(D) Comparison of 2012 with 2011

Statement of Operations

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

Original Sixteen to One Mine, Inc.
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