Form 10-K
period 2014-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-03-31
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



               For the fiscal year ended December 31, 2014
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

                        N/A Voluntary Filer


As of December 31, 2014, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

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

Advancement in metal detection technology has steadily progressed over the past twenty years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed; however, the hardware used in advanced gold detection has continued to improve. In September 2012, the company completed negotiating a service agreement with a technology start-up company based in Silicon Valley, California. It is a developer of deep sensing technology and believes it can develop and demonstrate its ability to detect the presence of gold at a range beyond ten feet through solid quartz.

This technology company has expertise in developing software algorithms which will be applied to create and maintain a three dimensional digital map of the mine. The objectives are to evaluate likely gold content, estimate potential gold reserves and target most likely locations to drill patterns within the mine to affirm an economic target.

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

No particular seasonality exists for the marketing of gold. Business is not seasonal except for the adverse effect of winter storms on the ability of the crew to access the mine. Management believes it is in substantial compliance with all applicable federal, state and local laws and regulations relating to the environment. The Company does not presently anticipate any material capital expenditures for environmental control facilities, either for the remainder of its current fiscal year or for the succeeding fiscal year.

The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. It maintains a website: origsix.com.

Risk Factors

(a) Price of Gold

The daily spot price of gold has a modest effect on gross revenue if it's between $1,000 and $1,300 an ounce. A significant drop below $1,000 may have an adverse effect on the Company's operation. Ore exceeds the bullion price due to its value in the jewelry and specimen markets which are not significantly affected by the spot price of gold.

(b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence is perceived by some. Caution is recommended in using the doctrines of reserves as an economic tool for valuing the Sixteen to One mine. While (i) the Company has recovered over one million ounces of gold and (ii) management believes that substantial additional virgin veins exists in the Sixteen to One mine, the Company has no ability to measure using the mathematical tools generally recognized in the mining industry; however, the company can prove that approximately seventy percent (70%) of its vein system has not been developed.

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

(d) Liquidity

Gold inventory at December 31, 2014, was $247,069 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


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

NONE



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2005 through 2014 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2014   $  *   $   *   $  .46   $ .54  $   *  $   *   $   .42   $  .42
    2013     .89     .89     .86     .65      *      *         *       *
    2012     .49     .49     .49     .49      *      *         *       *
    2011      *       *      .55     .55      *      *         *       *
    2010      *       *      .89     .45      *      *        .55     .50
    2009     .60     .45      *       *       .40    .40      .45     .60
    2008     .89     .75     .89     .75      *        *        *     *
    2007    1.00     .80     .95     .90     .90     .85      .88     .88
    2006    1.00     .75    1.00     .75    1.00    1.00     1.00     .95
    2005    .65      .60     .75     .50     .60     .60     1.00     .40




* No trades took place on the Company website in these quarters.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management believes that the assets of the Company are understated due to the age of acquisition. The Company celebrated its 100 year anniversary on Oct. 9, 2011. It is the oldest U.S. gold mining corporation. Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. On-hand jewelry is recorded at labor plus gold cost.

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


(A) Comparisons of 2014 with 2013.

Balance Sheet Comparisons

Assets:
Assetts decreased overall by $59,826 (9%) primarily due to decreases in cash of $44,479 (100%) and a decrease in inventory of $53,650 (18%). The decrease in inventory was primarily due to lower gold prices (valuation adjustment) combined with a lack of production. These decreases were offset by an increase in vehicles (Fixed Asset) of $52,982 (50%) as the Company purchased a truck.

Liabilities:
Accounts Payable and accrued expenses increased by $178,571 (23%) as the Company relied on vendors to carry some of its operating expenses. (see note 3 at the end of the financial statements)

Notes Payable related parties decreased by $58,170 (25%) as the Company paid down a portion of this note. (see note 4)

Short-term notes increased by $343,094 (69%) due to additional loans plus accrued interest of $13,094. (see note 6)


Long-term notes increased by $41,753 (32%) as the Company used bank financing to purchase a truck.

Statement of Operations

Income:

For the one-year period ended December 31, 2014 compared to the one-year period ended December 31, 2013, Gold and Jewelry revenue decreased by $185,199 (71%) primarily due to a lack of gold production combined with lower gold prices. Other revenue increased by $115,175 (288%) due to payments from a technology company for reimbursed expenses.

Operating Expenses:

For the one-year period ended December 31,2014, compared to the one-year period ended December 31,2013, operating expenses increased overall by $222,357 (43%). This was primarily due to an increase in exploration activities in 2014 compared to 2013. Significant categorical increases were: Contract Labor $123,131 (83%), Utilities $8,486 (18%), Mine Maintenance & Compliance $85,869 (216%) and Other Operating Expenses $19,528 (139%).These increases were offset by the following decreases: Insurance -$8,279 (52%), Small Equipment & Tools -$6,072 (26%), Drayage -$2,738 (10%) and Corporate Expense -$4,062 (29%).

Other Income and Expense:

For the one-year period ended December 31,2014, compared to the one-year period ended December 31, 2013, other income increased by $37,472 (405%) due to the write-off of a few vendor bills from previous accounting periods.

For the one-year period ended December 31,2014, compared to the one-year period ended December 31, 2013, interest expense increased by $29,899 (169%) due to increased borrowing in 2014. (See Note 6 at the end of these financial statements).

The company showed a loss of $495,063 in 2014 compared to a loss of $208,661 in 2013. The $281,653 (137%) difference was due to increased exploration activity in 2014 compared to 2013 combined with less gold production. The basic and diluted loss per share was .037 in 2014 compared to .017 in 2013. The number of shares used in both calculations was 13,399,505.

(B) Comparison of 2013 with 2012

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

Short-term notes increased by $500,000 due to a non-interest bearing loan that satisfies terms of an agreement allowing Quartz a technology company the right to use its detection equipment in the mine.

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

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 20, 2015. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    72  President
                          & Director       1983              1977

Scott K. Robertson    58  Treasurer
                          & Director       1999              1999

Hugh Daniel O'Neill   72  Director         N/A               2002


Rae Bell Arbogast     48  Secretary        2002              N/A

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


Rae Bell Arbogast ~ Secretary

Rae Bell (aka Pauline) was born in Southern California and moved to the Alleghany area with her family in 1975. They lived near the Ruby Mine where they relied on skis and a snowmobile for transportation during the winter. Her father worked as a miner at the Ruby and Carson mines.

Rae Bell has been involved with the Sixteen to One Mine since 1996. Currently she provides bookkeeping & secretarial services to a few clients in addition to Original Sixteen to One Mine, Inc. She serves as Chairman of the Alleghany Water District, Secretary/Treasurer Underground Gold Miners Museum and has held various board positions with the Fire District since 1996 (currently as Treasurer). She has served as a volunteer Emergency Medical Technician with the Fire Dept. since 1997. She holds an AA Degree in business administration and is working towards a BA Degree.

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

Management Remuneration for the Period Ended December 31, 2013

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2014  $ 60,000       0         0             0
President & CEO  2013  $ 60,000       0         0             0
                 2012  $ 60,000       0         0             0

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
                (as a group)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

PART IV

ITEM 13:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2014 and December 31, 2013, the results of operations and cash flows for the twelve-month periods ended December 30, 2012, 2013 and 2014. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date March 31, 2015

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       December 31, 2014 & December 31, 2013

ASSETS
                                                        2014        2013
Current Assets
  Cash                                             $    -      $   44,479
   Accounts receivable                               72,204         4,915
   Inventory                                        247,069       300,719
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            319,273       350,113
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        877,208      877,208
   Buildings                                        209,487      209,487
   Vehicles                                         158,396      105,414
                                                  ---------    ---------
  Total fixed assets at cost                      1,245,091    1,192,109
                                                  ---------    ---------
Less accumulated depreciation                   (1,095,980)  (1,084,025)
                                                -----------  -----------
   Net fixed assets                                149,111      108,084
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  752,221   $  742,034
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2014       2013
Current Liabilities
   Accounts payable & accrued expenses (see Note 3) $  943,912   765,341
   Due to related party (see Note 4)                   171,489   229,658
   Notes payable Short-term  (see Note 6)              843,094   500,000
                                                      --------   -------
   Total Current Liabilities                        1,958,495  1,494,999
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)       173,349   131,595
                                                      --------   -------
Total Liabilities                                   2,131,844  1,626,594
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2014
   and as of December 31, 2013 (see Note 8)        440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,883,481)   (3,388,418)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,379,623)     (884,560)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 752,221    $  742,034
                                              ============  ============

Original Sixteen to One Mine, Inc.
Statement of Operations

                                                    2014      2013       2012
Revenues:
Gold & jewelry sales                              75,724    260,923     292,963
Other Income                                     155,175     40,000       _
                                                  ------     -------     -------
   Total Revenues                                230,899    300,923     292,963

Operating expenses:
   Salaries and wages                             60,434     64,083      66,967
   Contract Labor                                272,198    149,066      32,283
   Utilities                                      55,106     46,620      47,629
   Taxes - property & payroll                     22,645     22,790      24,099
   Insurance                                       7,632     15,911       3,036
   Supplies                                       90,487     86,174      23,754
   Small equipment & repairs                      17,249     23,320       8,964
   Drayage                                        25,903     28,641      15,645
   Corporate expense                               9,897     13,959      10,692
   Legal and accounting                            7,691      4,347      23,153
   Mine Maintenance & compliance                 125,644     39,778      34,890
   Depreciation & amortization                    11,955      9,322       7,843
   Other expenses                                 33,542     14,015       5,137
                                                 -------     ------      ------
   Total operating expenses                      740,383    518,026     304,092

   Profit (Loss) from operations               (509,484)   (217,103)   (11,129)

Other Income & (Expense):
Other Income                                      46,714      9,242       4,422
Interest Expense                                (29,899)   (17,732)    (40,955)
Other expense                                    (1,594)      (704)       (176)

                                               ---------   --------   ---------
   Total Other Income (Expense)                   15,221    (9,194)    (36,709)

   Profit (Loss) before taxes                  (494,263)  (226,297)    (47,838)

   Income tax expense                              (800)      (800)       (800)

Net (loss) income                          $   (495,063) $(227,097)  $ (48,638)
                                              =========  ==========   =========

Basic and diluted gain (loss) per share $ (.037) $ (.017) $ (.004) Shares used in the calculation of net
   (loss) income per share                   13,399,505   13,399,505 13,399,505
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2014       2013      2012

Cash Flows From Operating Activities:
Net profit (loss)                          $     (495,063)$ (227,097)$ (48,638)
Operating activities:
   Depreciation and amortization                    11,955      9,322     7,843
   Gain on retirement of Asset                      -           -          -
   Decrease(Increase) in accounts receivable      (67,289)    (4,815)     1,422
   Decrease(Increase) in inventory                  53,650     11,104    85,060
   Decrease (Increase) in other current assets       -         -            -
   (Decrease) Increase in accounts payable
    accrued expenses and short term notes          463,497    283,529  (47,145)
                                                   --------  -------  ---------
Net cash (used) provided by operating activities
                                                  (33,250)     72,043   (1,458)

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                              -           -
   sale (Purchase) of fixed assets                (52,982)   (66,804)      -
   Other assets Bonds Misc. deposits               -           -           -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities  (52,982)   (66,804)      -

Cash Flows From Financing Activities
 Increase (decrease) notes payable                  41,753     34,359      -
 Proceeds from sale of common stock                  -         -           -
 Paid in Capital from Shareholders                   -         -           -
                                                --------    --------   --------
 Net cash provided (used) by financing activities   41,753     34,359      -

 (Decrease)increase in cash                       (44,479)     39,598   (1,458)
 Cash, beginning of period                          44,479      4,881     6,339
                                                    ------   -------   --------
 Cash, end of period                            $    -     $  44,479  $   4,881
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

Revenue Recognition: As it is mined, gold is recorded in inventory and revenue is recognized using quoted market prices for gold. For income tax purposes revenues are not recognized until the gold is sold.

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


2. PROPERTY

The company's original property is carried at the 1924 value of $628,662 and has been fully amortized through depletion charges of $524,145. Other properties included in the "real estate and property rights" category are a lot purchased in 1984 for $1,000, Surface rights purchased at the townsite auction in 1996 for $76,574 and $48,310 for the Sphoon Mine which is patented property included with the purchase of the Gold Crown Mine in 2005. The category "mineral property" includes the Plumbago Mine which was exchanged for 50,000 shares of restricted stock in 1999.

3. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $939,163 at December 31, 2014. This balance includes $610,695 in accrued wages owed to Michael Miller. Mr. Miller's salary has been accrued (not paid) for over ten years and is secured with real estate.

4. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2014 was $171,489 consisting of a loan from Michael Miller secured by real-estate. Interest is charged on this loan on a reimbursement basis based on the interest charged on Michael Miller's personal line of credit at tri-counties bank.

5. RELATED PARTY TRANSACTIONS

None

6. NOTES PAYABLE SHORT-Term
Note payable short-term was $843,094 at December 31, 2014. This consists of a $500,000 interest-free line of credit as well as loans in the amount of $330,000 plus accrued interest of $13,094. There is no specific due date on these loans which are convertable to stock at $1.00 per share.

7. NOTES PAYABLE

Notes payable due after one-year totaling $173,349 consists of the balance remaining on the mortgage for the Gold Crown Mine of $97,236 as well as $27,975 remaining on a loan to purchase a piece of equipment in 2013 and $48,138 secured in 2014 for the purchase of a vehicle. The Company is behind on its payments for the Gold Crown Mine and interest has not been accrued on this note.

8.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.03. Issued and outstanding: 13,399,505 shares of common stock.
At December 31, 2014, approx. 2,797,299 shares were restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.