Form 10-Q
period 2014-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-08-21
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2014       Commission File No. 001-10156



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

                        N/A Voluntary Filer


As of March 31, 2014, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                        Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     March 31, 2014 and December 31, 2013




                                       March 31, 2014 & December 31, 2013

ASSETS

Current Assets
  Cash                                             $ 17,623    $   44,479
   Accounts receivable                                2,882         4,915
   Inventory                                        301,684       300,719
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            322,189       350,113
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        877,208      877,208
   Buildings                                        209,487      209,487
   Vehicles                                         105,414      105,414
                                                  ---------    ---------
  Total fixed assets at cost                      1,192,109    1,192,109
                                                  ---------    ---------
Less accumulated depreciation                   (1,087,014)  (1,084,025)
                                                -----------  -----------
   Net fixed assets                                105,095      108,084
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  711,121   $  742,034
                                                 ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued
                                            March 31, 2014  Dec.31, 2013

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable & accrued expenses              $  805,776   765,341
   Due to related party                                223,543   229,658
   Notes payable Short-term                            560,428   500,000
                                                      --------   -------
   Total Current Liabilities                        1,589,747  1,494,999
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    130,011   131,595
                                                      --------   -------
Total Liabilities                                    1,719,758 1,626,594
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of March 31, 2014
   and as of December 31, 2013                    440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,512,495)   (3,388,418)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,008,637)     (884,560)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 711,121    $  742,034
                                              ============  ============

                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2014 and March 31, 2013

                             Three Months Ending March 31,
                                      2014            2013
                                    ------          ------
Revenues:
  Gold & jewelry sales             $  36,251  $      9,222
  Other Revenue                       16,000
                                   -----------   -----------
     Total revenues                   52,251         9,222
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  15,350        16,428
  Contract Labor                      62,531        19,325
  Telephone & utilities               11,757        12,067
  Taxes - property & payroll           6,832         5,702
  Insurance                            3,924           640
  Supplies                            38,142         5,941
  Small equipment & repairs            8,165         2,086
  Drayage                              8,930         3,415
  Corporate expenses                   1,046         3,750
  Legal and accounting                   709           228
  Mine Maintenance & Compliance       13,378           736
  Depreciation & amortization          2,989         1,900
  Other operating expenses             1,148           922
                                   ----------   ----------
  Total operating expenses           174,901        73,140
                                 ----------     ----------
  Profit (Loss) from operations    (122,650)      (63,918)

Other Income & Expenses:

Other Income                          1,553         2,056
Other Expenses                        2,979         7,126
                                    -------       --------
Total Other Income (Expense)         (1,426)       (5,070)
                                 ----------    -----------
Profit (Loss) before taxes         (124,076)       (68,988)
                                 ----------     -----------
Income Tax Benefit                      -              800
Net Profit (Loss)             $    (124,076)   $   (69,788)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $       (.009)   $     (.005)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           13,399,505    13,399,505
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2014 and March 31, 2013

                                              Three Months Ended March 31,
                                               2014                   2013
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $        (124,076)         $    (69,788)
  operating activities:
     Depreciation and amortization                   2,989                1,899
     (Increase)Decrease in
        accounts receivable                          2,034                   49
     Decrease(Increase) in inventory                  -965               11,724
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                         40,433               48,770
    (Decrease) increase in short term notes         54,313                2,465


                                              ------------            ----------
  Net cash (used) provided by
     operating activities                         (25,272)              (4,881)
                                              ------------           -----------

Cash Flows From Investing Activities:


  (Increase) Decrease Bonds, Misc Deposits              -                 -
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                                -                 -
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (1,584)                 -
  (Increase) decrease in notes receivable                -                 -
  Proceeds from sale of common stock                     -                 -
  Additional paid-in capital                             -                 -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                           (1,584)                  -
                                              ------------         ------------

  (Decrease) increase in cash                     (26,856)              (4,881)

Cash, beginning of period                          44,479                4,881
                                              ------------           ----------
Cash, end of period                            $   17,623        $           0
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       2,709         $      7,040
    Income Taxes                             $          -          $        800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2014 and December 31, 2013, the results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

Assets

For the three-month period ending March 31, 2014, compared to December 31, 2013, Cash decreased by $26,856 (60%) as the Company ramped up exploration activities. Accounts Recievable decreased by $2,034 (41%) as payment was collected from customers.

Liabilities

There was no significant change in liabilities for the three-month period ended March 31, 2014.




STATEMENT OF OPERATIONS

Revenues for the three-month period ending March 31, 2014 increased by $43,029 (467%) compared with the same period in 2013 due to other revenue of $16,000 that is part of a technological company agreement as well as increased gold sales in 2014.

For the three-month period ended March 31, 2014 compared to the same period in 2013 total operating expenses increased by $101,762 (139%) due to increased exploration activity in 2014. Significant changes within specific categories include a $43,206 (224%) increase in contract labor, a $32,201 (542%) increase in supplies expense, a $6,078 (291%) increase in Small Equipment, a $5,515 (161%) increase in drayage, and a $12,642 increase in Maintenance and compliance.

For the three-month period ended March 31, 2014 compared to the same period in 2013 the company showed a loss of $124,076 compared to a loss of $69,787.
The loss increase of $54,289 (78%) is attributable to expanded exploration activity in 2014.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2014.

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


/s/Michael M. Miller
President and Director
Dated: March 30, 2015