Form 10-Q/A
period 2013-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-08-26
CIK 74925

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
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2013 and June 30,2012

                                             Six Months Ended June 30,
                                               2013                   2012
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $    (84,049)          $   (31,350)
  operating activities:
     Depreciation and amortization                  3,799                 3,921
     (Increase)Decrease in
        accounts receivable                       (4,853)                 (818)
     Decrease(Increase) in inventory             (83,932)                 97,789
     (Increase)Decrease in other
       current assets                                -                   -
     (Decrease) increase in accounts payable
       and accrued expenses                      (149,900)                45,943
    (Decrease) increase in related party notes   (131,669)             (108,845)
    (Decrease) increase short-term notes          500,000                  _
                                             ------------            ----------
  Net cash (used) provided by
     operating activities                          49,396                 6,640
                                               ----------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                       (32,138)                 -
                                               -----------          -----------
  Net cash used by
    investing activities                         (32,138)                 -
                                               -----------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                  -                   -
  Proceeds from sale of common stock                 -                   -
  Additional paid-in capital                         -                   -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                             -                   -
                                               ------------        ------------

  (Decrease) increase in cash                      17,258                  6,640

Cash, beginning of period                           4,881                  6,339
                                                ------------         ----------
Cash, end of period                           $    22,139          $      12,979
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     13,046          $     18,557
                                             ============          ============
    Income taxes                             $        800         $         800
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

/s/Michael M. Miller
President and Director
Dated:  August 25,2015