Form 10-Q
period 2014-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-08-26
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2014      Commission File No. 001-10156



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

                        Yes:       No:      N/A Voluntary Filers



As of June 30, 2014, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                                    Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     June 30, 2014 and December 31, 2013




                                      June 30, 2014 & December 31, 2013

ASSETS

Current Assets
  Cash                                             $  7,214    $   44,479
   Accounts receivable                                4,470         4,915
   Inventory                                        278,875       300,719
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            290,559       350,113
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        877,208      877,208
   Buildings                                        209,487      209,487
   Vehicles                                         158,396      105,414
                                                  ---------    ---------
  Total fixed assets at cost                      1,245,091    1,192,109
                                                  ---------    ---------
Less accumulated depreciation                   (1,090,003)  (1,084,025)
                                                -----------  -----------
   Net fixed assets                                155,088      108,084
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  729,484   $  742,034
                                                 ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued
                                            June 30, 2014  Dec.31, 2013

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable & accrued expenses              $  853,094   765,341
   Due to related party                                213,818   229,658
   Notes payable Short-term                            652,869   500,000
                                                      --------   -------
   Total Current Liabilities                        1,719,781  1,494,999
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    180,706   131,595
                                                      --------   -------
Total Liabilities                                    1,900,487 1,626,594
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of June 30, 2014
   and as of December 31, 2013                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,674,861)   (3,388,418)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,171,003)     (884,560)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 729,484    $  742,034
                                              ============  ============


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2014            2013           2014           2013
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $     26,230   $  154,513      $    62,480   $  163,735
      Other Revenue           24,000                        40,000
                           ---------   -----------         --------     -------
     Total revenues           50,230      154,513          102,480      163,735
                         -----------   ----------          --------      ------
Operating expenses:
  Salaries and wages          15,000       17,310           30,434       33,738
  Contract Labor              78,966       27,677          141,497       47,002
  Telephone & utilities       14,308       11,901           26,065       23,968
  Taxes - property & payroll   5,575        5,325           12,321       11,030
  Insurance                      707        9,682           71,194       32,434
  Supplies                    33,052       26,493            4,631       10,321
  Small equipment & repairs    3,387        7,422           11,551        9,508
  Drayage                      5,518        6,207           14,448        9,621
  Corporate expenses           6,092        5,467            7,138        9,217
  Legal and accounting           333          166            1,044          394
  Mine Maintenance            39,032       34,985           52,410       35,721
  Depreciation & amortization  2,989        1,900            5,977        3,799
  Other expenses               2,456       10,932            3,605       11,854
                           ----------   ----------         -------      -------
  Total operating expenses   207,415      165,467          382,315      238,607
                          ----------    ----------        --------     --------
  Profit (Loss)
 from operations           (157,185)      (10,954)     $  (279,835)  $ (74,872)

Other Income :               1,952         2,946             3,505        5,002
  Other (expense)           (6,333)       (6,253)          (9,312)     (13,379)
                         ----------    -----------       -------       --------
Net Other income (exp)      (4,381)       (3,307)          (5,807)      (8,377)

Profit (Loss) before taxes (161,566)     (14,261)        (285,642)     (83,249)
                         ----------    -----------      ---------    ----------
Income tax benefit (expense)  (800)         -                (800)        (800)
                         ----------    -----------      ---------    ----------
Net  profit (loss)    $    (162,366)  $   (14,261) $     (286,442)  $  (84,049)
                       ============    ===========      ==========   ==========

Basic and diluted (loss)
   Gain per share    $     (.01)       $   (.001)        $  (.02)   $   (.001)
                      ============    ============       =========    =========
Shares used in the
   calculation of net
   loss income per share 13,399,505     13,399,505      13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2014 and June 30,2013

                                             Six Months Ended June 30,
                                               2014                   2013
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $    (286,442)         $   (84,049)
  operating activities:
     Depreciation and amortization                  5,977                 3,799
     (Increase)Decrease in
        accounts receivable                          445                (4,853)
     Decrease(Increase) in inventory               21,844               (83,932)
     (Increase)Decrease in other
       current assets                                -                   -
     (Decrease) increase in accounts payable
       and accrued expenses                        87,754             (149,900)
    (Decrease) increase in related party notes   (15,840)             (131,669)
    (Decrease) increase short-term notes          152,869               500,000
                                             ------------            ----------
  Net cash (used) provided by
     operating activities                        (33,393)                49,396
                                               ----------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                       (52,983)             (32,138)
                                               -----------          -----------
  Net cash used by
    investing activities                         (52,983)             (32,138)
                                               -----------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                49,111                -
  Proceeds from sale of common stock                 -                   -
  Additional paid-in capital                         -                   -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                           49,111                -
                                               ------------        ------------

  (Decrease) increase in cash                    (37,265)                17,258

Cash, beginning of period                          44,479                 4,881
                                                ------------         ----------
Cash, end of period                           $     7,214          $     22,139
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      8,781          $     13,046
                                             ============          ============
    Income taxes                             $        800         $         800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2014 and December 31, 2013, the results of operations for the three-month and six-month periods ended June 30, 2014 and 2013 and cash flows for the six-month periods ended June 30, 2014 and 2013. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of
 vcbhRegulation S-B.

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


BALANCE SHEET COMPARISONS

Assets: For the six-month period ended June 30,2014 compared to December 31, 2013, cash decreased by $37,265 (84%) due to receipt of a short-term note in 2013 that was used for operating expenses in 2014. Vehicles increased by $52,982 (50%) due to the purchase of a truck in 2014.

Liabilities: For the six-month period ended June 30,2014 compared to December 31, 2013, accounts payable & accrued expenses increased by $87,753 (11%) as the Company accrued operating expenses. Short-term notes increased by $224,786 (15%) as the company relied on loans to cover operating expenses. Long-term notes increased by $49,111 (37%) due to a loan used to purchase a truck.


STATEMENT OF OPERATIONS

Revenues for the three-month and six-month periods ended June 30, 2014 compared to the same periods in 2013 decreased by $104,284 (67%) and $61,254 (37%) respectively, primarily due to a lack of gold production in 2014.

Operating expenses for the three-month and six-month periods ended June 30,2014 compared to the same periods in 2013 increased by $41,946 (25%) and $143,708 (60%) respectively as a result of increased activity in 2014.

For the three-month period ended June 30, 2014 the company showed a loss of $162,366 compared to a loss of $14,261 for the same period in 2013. The difference of $148,105 (1039%) is primarily due to gold production in 2013 and no production in 2014. For the six-month period ended June 30, 2014 the company showed a loss of $286,442 compared to a loss of $84,049 for the same period in 2013. The $202,394 (241%) difference is primarily due to higher operating expenses in 2014 combined with no gold production.

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

The Company and its President assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2014.

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

/s/Michael M. Miller
President and Director
Dated:  August 25, 2015