Form 10-Q/A
period 2013-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-09-08
CIK 74925

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
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2013 and Sept. 30, 2012

                                             Nine Months Ended Sept. 30,
                                                 2013                   2012
                                           --------------         ------------


Net profit (loss)                             $  (138,655)          $ (24,557)
  Cash Flows From Operating Activities:
     Depreciation and amortization                   9,065               5,882
          (Increase)Decrease in
        accounts receivable                        (7,144)               1,522
     Decrease(Increase) in inventory              (69,604)              63,869
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                      (134,406)              64,680
    (Decrease) increase in related party loans   (116,057)           (117,182)
(Decrease) increase in short term notes           500,000

                                              ------------          ----------
  Net cash (used) provided by
     operating activities                           43,199             (5,786)
                                              ------------          ----------

Cash Flows From Investing Activities:
  Equipment Purchases                             (32,138)               -
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits                     -                -
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                          (32,138)               -
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable                  -                 -
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                              -                 -
                                                ------------      ------------

(Decrease) increase in cash                         11,061             (5,786)

Cash, beginning of period                            4,881               6,339
                                                ------------        ----------
Cash, end of period                               $ 15,942    $            553
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      15,127         $   29,174
                                               ============        ===========
    Income taxes                             $         800          $     800
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