Form 10-Q
period 2014-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-09-08
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2014       Commission File No. 001-10156



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

                        N/A Voluntary Filers



As of September 30, 2014, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                             Original Sixteen to One Mine, Inc.
                              Condensed Balance Sheet
                     Sept. 31, 2014 and December 31, 2013




                                      Sept. 31, 2014 & December 31, 2013

ASSETS

Current Assets
  Cash                                             $  1,121    $   44,479
   Accounts receivable                                6,092         4,915
   Inventory                                        251,302       300,719
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            258,515       350,113
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        877,208      877,208
   Buildings                                        209,487      209,487
   Vehicles                                         158,396      105,414
                                                  ---------    ---------
  Total fixed assets at cost                      1,245,091    1,192,109
                                                  ---------    ---------
Less accumulated depreciation                   (1,092,991)  (1,084,025)
                                                -----------  -----------
   Net fixed assets                                152,100      108,084
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  694,452   $  742,034
                                                 ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued
                                            Sept 31, 2014  Dec.31, 2013

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable & accrued expenses          $  884,100       765,341
   Due to related party                            204,930       229,658
   Notes payable Short-term                        747,086       500,000
                                                  --------       -------
   Total Current Liabilities                     1,836,116     1,494,999
                                                  --------       -------

Long Term Liabilities
   Notes payable due after one year                177,036       131,595
                                                  --------       -------
Total Liabilities                                2,013,152     1,626,594
                                                  --------      -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of Sept 30, 2014
   and as of December 31, 2013                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,822,558)   (3,388,418)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,318,700)     (884,560)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 694,452    $  742,034
                                              ============  ============


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2014            2013           2014           2013
                           ------          ------          ------         -----
Revenues:

                             ---------    ---------      --------      --------
     Total revenues         $  24,000   $   80,657   $    120,652   $   244,392
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,000       15,345         45,434        49,083
  Contract Labor               66,182       43,327        207,679        90,329
  Utilities                    15,783       13,863         41,848        37,831
  Taxes - property & payroll    5,754        6,262         18,075        17,291
  Insurance                     1,258        4,331         76,418        14,652
  Supplies                      5,223       22,234          5,888        54,668
  Small equipment & repairs     3,481        8,070         15,032        17,579
  Mine Maintenance             30,326        3,020         21,587        38,741
  Drayage                       7,139        9,573          8,147        19,195
  Corporate expenses            1,009        2,224          3,396        11,442
  Legal and accounting          2,352          636         82,736         1,029
  Depreciation & amortization   2,989        5,266          8,966         9,065
  Other expenses                  832          706          4,436        12,560
                           ----------   ----------        -------       -------
  Total operating expenses    157,328      134,857        539,642       373,465
                          ----------    ----------       --------      --------
Profit (Loss) from operations(133,328)    (54,200)      (418,990)     (129,073)

Other Income:                   1,100        1,860          4,605         6,863
Other Expense:                 15,470        2,266         18,955        15,645
                             --------     ---------      ---------    ---------
 Total Other income(expense) (14,370)         (406)       (14,350)      (8,782)
                             --------    ----------       -------      --------
Profit (Loss) before taxes  (147,698)     (54,606)      (433,340)     (137,855)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)                                (800)         (800)
                             --------    ----------      ---------     --------
Net profit (loss)      $    (147,698) $    (54,606)   $  (434,140)  $ (138,655)
                         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share     $    (.01)     $    (.004)   $     (.03)    $     (.01)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 13,399,505     13,399,505       13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2014 and Sept. 30, 2013

                                             Nine Months Ended Sept. 30,
                                                 2014                   2013
                                           --------------         ------------


Net profit (loss)                             $  (434,140)          $ (138,655)
  Cash Flows From Operating Activities:
     Depreciation and amortization                   8,966                9,065
          (Increase)Decrease in
        accounts receivable                        (1,177)              (7,144)
     Decrease(Increase) in inventory                49,417             (69,604)
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                        118,760            (134,406)
    (Decrease) increase in related party loans                        (116,057)
    (Decrease) increase in short term notes       (24,728)              500,000

                                              ------------           ----------
  Net cash (used) provided by
     operating activities                         (35,815)               43,199
                                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                           (52,982)             (32,138)
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits                     -                -
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                          (52,982)             (32,138)
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable                45,439              -
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                             45,439              -
                                                ------------      ------------

(Decrease) increase in cash                       (43,358)               11,061

Cash, beginning of period                          44,479                 4,881
                                                ------------        ----------
Cash, end of period                               $  1,121    $          15,942
                                               ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      18,156         $     15,127
                                               ============         ===========
    Income taxes                             $         800          $       800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2014 and December 31, 2013, the results of operations and cash flows for the three-month and nine-month periods ended Sept. 30, 2013 and 2014. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2013 to Sept. 30, 2014 total current assets decreased by $91,598 (26%) primarily due to a $43,358 (97%)
decrease in cash, and a $49,417 (16%) decrease in inventory. The de   crease in
inventory was primarily the result of decreased gold prices. Vehicles increased by $52,982 (50%) due to the purchase of a used excavator.

For the same nine-month period accounts payable and accrued expenses increased by $118,759 (16%). Related party payables decreased by $24,728 (11%) primarily due to loan payments. Short-term notes increased by $341,117 (23%) due to interest and additional loans from a technology company that is using the mine as a beta site.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2014 were $56,657 (70%) lower than the same period in 2013 primarily due to less sales in 2014.

Revenues for the nine-month period ended Sept. 30, 2014 compared to the same period in 2013 decreased by $123,740 (51%) due to a lack of gold production in 2014 combined with lower sales in 2014 compared to 2013.

Total operating expenses for the three-month and nine-month periods ended Sept 30,2014 increased by $22,470 (17%) and $166,178 (44%) respectively compared to the same periods in 2013 as a result of increased maintenance and exploration activity in 2014.

Other expenses for the three-month and nine-month periods ended Sept 30,2014 increased significantly primarliy due to more interest expense in 2014 as the company relied on creditors to cover operating expenses more heavily in 2014.

For the three-month period ended Sept. 30, 2014 the company showed a loss of $147,697 compared to a loss of $54,607 for the same period in 2013. The $93,091 (170%) difference is due to increased operating expenses in 2014 as a result of increased activity compared to 2013. For the nine-month period ended Sept. 30, 2014 the company showed a loss of $434,140 compared to a loss of $138,655 for the same period in 2013. The $295,485 (213%) difference is primarily due to increased operating expenses in 2014 as a result of increased activity compared to 2013.


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


/s/Michael M. Miller
President and Director
Dated:  September 8, 2015