Form 10-Q
period 2015-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-11-24
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2015       Commission File No. 001-10156



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

                        N/A Voluntary Filer
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]               Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-d of the Exchange Act). Yes [ ] N0 [X]


As of March 31, 2015, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       March 31, 2015 & December 31, 2014

ASSETS

Current Assets
  Cash                                             $    -      $      -
   Accounts receivable                               73,076        72,204
   Inventory                                        246,010       247,069
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            319,086       319,273
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        877,208      877,208
   Buildings                                        209,487      209,487
   Vehicles                                         158,396      158,396
                                                  ---------    ---------
  Total fixed assets at cost                      1,245,091    1,245,091
                                                  ---------    ---------
Less accumulated depreciation                   (1,112,214)  (1,095,980)
                                                -----------  -----------
   Net fixed assets                                132,877      149,111
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  735,800   $  752,221
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      March 31, 2015 & December 31, 2014

Current Liabilities
   Accounts payable & accrued expenses              $1,208,031   943,912
   Due to related party                                152,984   171,489
   Notes payable Short-term                            942,082   843,094
                                                      --------   -------
   Total Current Liabilities                        2,303,097  1,958,495
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    170,820   173,349
                                                      --------   -------
Total Liabilities                                   2,473,917  2,131,844
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2014
   and as of December 31, 2013                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (4,241,975)   (3,883,481)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,738,117)   (1,379,623)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 735,800    $  752,221
                                              ============  ============





                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2014 and March 31, 2014

                             Three Months Ending March 31,
                                      2015            2014
                                    ------          ------
Revenues:
  Gold & jewelry sales             $   3,900  $     36,251
  Other Revenue                       31,000        16,000
                                   -----------   -----------
     Total revenues                   34,900        52,251
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  15,000        15,350
  Contract Labor                      63,093        62,531
  Telephone & utilities               12,484        11,757
  Taxes - property & payroll           5,322         6,832
  Insurance                            1,292         3,924
  Supplies                             9,080        38,142
  Small equipment & repairs            1,734         8,165
  Drayage                              3,482         8,930
  Corporate expenses                   1,000         1,046
  Legal fees and penalties           226,519           709
  Mine Maintenance & Compliance       21,625        13,378
  Depreciation & amortization         16,234         2,989
  Other operating expenses               975         1,148
                                   ----------   ----------
  Total operating expenses           377,840       174,901
                                 ----------     ----------
  Profit (Loss) from operations    (342,940)     (122,650)

Other Income & Expenses:

Other Income                            276         1,553
Other Expenses                       15,828         2,979
                                    -------       --------
Total Other Income (Expense)        (15,552)       (1,426)
                                 ----------    -----------
Profit (Loss) before taxes         (358,492)     (124,076)
                                 ----------     -----------
Income Tax Benefit                      -              -
Net Profit (Loss)             $    (358,492)   $  (124,076)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $       (.026)   $     (.009)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           13,399,505    13,399,505
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2015 and March 31, 2014

                                              Three Months Ended March 31,
                                               2015                   2014
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $        (358,492)         $  (124,076)
  operating activities:
     Depreciation                                   16,234                2,989
     (Increase)Decrease in
        accounts receivable                          (872)                2,034
     Decrease(Increase) in inventory                1,059                   965
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                        264,116               40,433
    (Decrease) increase in short term notes         80,483               54,313


                                              ------------            ----------
  Net cash (used) provided by
     operating activities                            2,528              (25,272)
                                              ------------           -----------

Cash Flows From Investing Activities:


  (Increase) Decrease Bonds, Misc Deposits             -                  -
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                               -                  -
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (2,528)              (1,584)
  (Increase) decrease in notes receivable              -                   -
  Proceeds from sale of common stock                   -                   -
  Additional paid-in capital                           -                   -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                           (2,528)              (1,584)
                                              ------------         ------------
 (Decrease) increase in cash                        -                   (26,856)

Cash, beginning of period                           -                    44,479
                                              ------------           ----------
Cash, end of period                            $    -        $           17,623
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       2,709         $      2,709
    Income Taxes                             $         -          $        -
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2015 and December 31, 2014, the results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

Assets

For the three-month period ending March 31, 2015, compared to December 31, 2014, there was no significant change to assets.

Liabilities

For the three-month period ending March 31, 2015, compared to December 31, 2014, liabilities increased by $342,073 (16%) mainly due to an increase in short-term notes which includes accrued interest.


STATEMENT OF OPERATIONS

Gold revenues for the three-month period ending March 31, 2015 decreased by $32,351 (89%) compared with the same period in 2014 due to decreased sales in the first quarter of 2015. Other revenue increased by $15,000 (94%) due to an agreement with an outside technological firm to assist with costs.

For the three-month period ended March 31, 2015 compared to the same period in 2014 total operating expenses increased by $202,939 (116%) primarily due to the cost of a legal settlement with the Regional Water Quality Control Board. This increased the legal & compliance expenses by $225,808 (31,763%).

For the three-month period ended March 31, 2015 compared to the same period in 2014 the company showed a loss of $358,492 compared to a loss of $124,076
The loss increase of $234,416 (189%) is attributable to the legal settlement as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

In July 2009 the Company and its president were served a complaint for damages in Superior Court of the State of California, County of Sierra by the California Regional Water Quality Control Board, Central Valley Region.
The case was settled in January of 2015 for $237,083.
The case number is: No. 7019.


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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2015.

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


/s/Michael M. Miller
President and Director
Dated: November 24, 2015