Form 10-Q/A
period 2015-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-11-25
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q/A



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
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      March 31, 2015 & December 31, 2014

Current Liabilities
   Accounts payable & accrued expenses              $1,208,031   943,912
   Due to related party                                152,984   171,489
   Notes payable Short-term                            942,082   843,094
                                                      --------   -------
   Total Current Liabilities                        2,303,097  1,958,495
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    170,820   173,349
                                                      --------   -------
Total Liabilities                                   2,473,917  2,131,844
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2015
   and as of December 31, 2014                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (4,241,975)   (3,883,481)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,738,117)   (1,379,623)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 735,800    $  752,221
                                              ============  ============





                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2015 and March 31, 2014

                             Three Months Ending March 31,
                                      2015            2014
                                    ------          ------
Revenues:
  Gold & jewelry sales             $   3,900  $     36,251
  Other Revenue                       31,000        16,000
                                   -----------   -----------
     Total revenues                   34,900        52,251
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  15,000        15,350
  Contract Labor                      63,093        62,531
  Telephone & utilities               12,484        11,757
  Taxes - property & payroll           5,322         6,832
  Supplies                             9,080        38,142
  Insurance                            1,292         3,924
  Small equipment & repairs            1,734         8,165
  Drayage                              3,482         8,930
  Corporate expenses                   1,000         1,046
  Legal fees and penalties           226,519           709
  Mine Maintenance & Compliance       21,625        13,378
  Depreciation & amortization         16,234         2,989
  Other operating expenses               975         1,148
                                   ----------   ----------
  Total operating expenses           377,840       174,901
                                 ----------     ----------
  Profit (Loss) from operations    (342,940)     (122,650)

Other Income & Expenses:

Other Income                            276         1,553
Other Expenses                       15,828         2,979
                                    -------       --------
Total Other Income (Expense)        (15,552)       (1,426)
                                 ----------    -----------
Profit (Loss) before taxes         (358,492)     (124,076)
                                 ----------     -----------
Income Tax Benefit                      -              -
Net Profit (Loss)             $    (358,492)   $  (124,076)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $       (.026)   $     (.009)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           13,399,505    13,399,505
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2015 and March 31, 2014

                                              Three Months Ended March 31,
                                               2015                   2014
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $        (358,492)         $  (124,076)
  operating activities:
     Depreciation                                   16,234                2,989
     (Increase)Decrease in
        accounts receivable                          (872)                2,034
     Decrease(Increase) in inventory                1,059                   965
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                        264,116               40,433
    (Decrease) increase in short term notes         80,483               54,313


                                              ------------            ----------
  Net cash (used) provided by
     operating activities                            2,528              (25,272)
                                              ------------           -----------

Cash Flows From Investing Activities:


  (Increase) Decrease Bonds, Misc Deposits             -                  -
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                               -                  -
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (2,528)              (1,584)
  (Increase) decrease in notes receivable              -                   -
  Proceeds from sale of common stock                   -                   -
  Additional paid-in capital                           -                   -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                           (2,528)              (1,584)
                                              ------------         ------------
 (Decrease) increase in cash                        -                   (26,856)

Cash, beginning of period                           -                    44,479
                                              ------------           ----------
Cash, end of period                            $    -        $           17,623
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      15,458         $      2,709
    Income Taxes                             $         -          $        -
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


STATEMENT OF OPERATIONS

Gold revenues for the three-month period ending March 31, 2015 decreased by $32,351 (89%) compared with the same period in 2014 due to decreased sales in the first quarter of 2015. Other revenue increased by $15,000 (94%) due to an agreement with an outside technological firm to assist with operating costs.

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