Form 10-Q
period 2015-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-12-14
CIK 74925

ECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2015       Commission File No. 001-10156



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


As of June 30, 2015, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       June 30, 2015 & December 31, 2014

ASSETS

Current Assets
  Cash                                             $ 21,018    $      -
   Accounts receivable                               73,886        72,204
   Inventory                                        264,042       247,069
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            358,946       319,273
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        877,208      877,208
   Buildings                                        209,487      209,487
   Vehicles                                         158,396      158,396
                                                  ---------    ---------
  Total fixed assets at cost                      1,245,091    1,245,091
                                                  ---------    ---------
Less accumulated depreciation                    (1,117,852)  (1,095,980)
                                                -----------  -----------
   Net fixed assets                                127,239      149,111
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  770,022   $  752,221
                                                 ==========   ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      June 30, 2015 & December 31, 2014

Current Liabilities
   Accounts payable & accrued expenses              $1,229,623   943,912
   Due to related party                                117,893   171,489
   Notes payable Short-term                          1,011,702   843,094
                                                      --------   -------
   Total Current Liabilities                        2,359,218  1,958,495
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    167,054   173,349
                                                      --------   -------
Total Liabilities                                   2,526,272  2,131,844
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2014
   and as of June 30,2015                          440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (4,260,108)   (3,883,481)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,756,250)   (1,379,623)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 770,022    $  752,221
                                              ============  ============





                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2015            2014           2015           2014
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $    150,515   $   26,230     $    154,415   $   62,480
      Other Revenue           17,000       24,000           48,000       40,000
                           ---------   -----------         --------     -------
     Total revenues          167,515       50,230          202,415      102,480
                         -----------   ----------          --------      ------
Operating expenses:
  Salaries and wages          15,000       15,000           30,000       30,434
  Contract Labor              64,028       78,966          127,121      141,497
  Telephone & utilities       15,654       14,308           28,139       26,065
  Taxes - property & payroll   5,274        5,575           10,596       12,321
  Supplies                    19,480       33,052           28,560       71,194
  Insurance                    7,887          707            9,178        4,631
  Small equipment & repairs    2,056        3,387            3,790       11,551
  Drayage                      4,698        5,518            8,181       14,448
  Corporate expenses           5,777        6,092            6,777        7,138
  Legal and compliance           940          333          227,459        1,044
  Mine Maintenance            27,360       39,032           48,985       52,410
  Depreciation & amortization  5,638        2,989           21,872        5,977
  Other expenses               2,355        2,456            3,331        3,605
                           ----------   ----------         -------      -------
  Total operating expenses   176,147      207,415          553,989      382,315
                          ----------    ----------        --------     --------
  Profit (Loss)
 from operations            (8,632)     (157,185)     $  (351,574)  $ (279,835)

Other Income :               6,900         1,952             7,176        3,505
  Other (expense)           (15,601)       (6,333)        (31,429)      (9,312)
                         ----------    -----------       -------       --------
Net Other income (exp)      (8,701)       (4,381)         (24,253)      (5,807)

Profit (Loss) before taxes (17,333)     (161,566)        (375,827)    (285,642)
                         ----------    -----------      ---------    ----------
Income tax benefit (expense)  (800)         (800)            (800)        (800)
                         ----------    -----------      ---------    ----------
Net  profit (loss)    $      (18,133)  $  (162,366) $     (376,627)  $ (286,442)
                       ============    ===========      ==========   ==========

Basic and diluted (loss)
   Gain per share    $     (.001)      $    (.01)        $  (.03)   $     (.02)
                      ============    ============       =========    =========
Shares used in the
   calculation of net
   loss income per share 13,399,505     13,399,505      13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2015 and June 30,2014

                                             Six Months Ended June 30,
                                               2015                   2014
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $    (376,627)         $  (286,442)
  operating activities:
     Depreciation and amortization                 21,872                 5,977
     (Increase)Decrease in
        accounts receivable                       (1,682)                   445
     Decrease(Increase) in inventory             (16,973)                21,844
     (Increase)Decrease in other
       current assets                                -                    -
     (Decrease) increase in accounts payable
       and accrued expenses                       285,710                87,754
     (Decrease) increase short-term notes         115,012               137,029
                                             ------------            ----------
  Net cash (used) provided by
     operating activities                          27,312              (33,393)
                                               ----------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets                          -                  (52,983)
                                               -----------          -----------
  Net cash used by
    investing activities                            -                  (52,983)
                                               -----------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (6,294)               49,111
  Proceeds from sale of common stock                 -                    -
  Additional paid-in capital                         -                    -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                           (6,294)               49,111
                                               ------------        ------------

  (Decrease) increase in cash                      21,018              (37,265)

Cash, beginning of period                             -                 44,479
                                                ------------         ----------
Cash, end of period                           $    21,018          $     7,214
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     30,085          $      8,781
                                             ============          ============
    Income taxes                             $        800         $         800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2015 and December 31, 2014, the results of operations for the three-month and six-month periods ended June 30, 2015 and 2014 and cash flows for the six-month periods ended June 30, 2015 and 2014. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of
 vcbhRegulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hardrock, underground gold mine. The same company owns and operates
(maintains) the mine. Original Sixteen to One Mine Inc, (owner) was incorporated in California in 1911. Experts estimate that less than twenty percent of the proven and probable ore deposit has been mined. Production is approximately 1,500,000 ounces of gold.

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


BALANCE SHEET COMPARISONS

Assets: For the six-month period ended June 30,2015 compared to December 31, 2014, assets did not change significantly, with the exception of the cash balance which went from zero to $21,018.

Liabilities: For the six-month period ended June 30,2015 compared to December 31, 2014, accounts payable & accrued expenses increased by $285,711 (30%) and short-term notes increased by $168,608 (20%) as the company relied on credit & loans to cover operating expenses.


STATEMENT OF OPERATIONS

Revenues for the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 increased by $117,286 (233%) and $99,935 (98%) respectively, primarily due to gold production in 2015 compared to none in 2014.

Operating expenses for the three-month period ended June 30,2015 compared to the same period in 2014 decreased by $31,267 (15%) primarily due to the purchase of less supplies in 2015. Operating expenses for the six-month period ended June 30, 2015 compared to the same period in 2014 increased by $171,674 (45%) primarily due to a legal settlement with the California Regional Water Quality Control board for $237,083. (See 1st quarter 10-Q for more info.)

For the three-month period ended June 30, 2015 the company showed a loss of $18,133 compared to a loss of $162,366 for the same period in 2014. The difference of $144,233 (89%) is primarily due to gold production in 2015 and no production in 2014. For the six-month period ended June 30, 2015 the company showed a loss of $376,627 compared to a loss of $286,442 for the same period in 2014. The $90,185 (31%) difference is primarily due to the legal settlement with the California Regional Water Quality Control Board as noted above.

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

The Company and its President assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2015.

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

/s/Michael M. Miller
President and Director
Dated:  November 30, 2015