Form 10-Q
period 2015-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2015-12-23
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2015       Commission File No. 001-10156



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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-d of the Exchange Act). Yes [ ] No [X]


As of September 30, 2015, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

1.  FINANCIAL INFORMATION

                             Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       September 30, 2015 & December 31, 2014

ASSETS

Current Assets
  Cash                                             $ 16,576    $      -
   Accounts receivable                               73,320        72,204
   Inventory                                        480,822       247,069
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            570,718       319,273
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      877,208
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      158,396
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,245,091
                                                  ---------    ---------
Less accumulated depreciation                   (1,123,490)  (1,095,980)
                                                -----------  -----------
   Net fixed assets                                142,826      149,111
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                  $  997,381   $  752,221
                                                ===========   ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      September 30, 2015 & December 31, 2014

Current Liabilities
   Accounts payable & accrued expenses              $1,234,217   943,912
   Due to related party                                112,493   171,489
   Notes payable Short-term                          1,020,376   843,094
                                                      --------   -------
   Total Current Liabilities                        2,367,086  1,958,495
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    163,125   173,349
                                                      --------   -------
Total Liabilities                                   2,530,211  2,131,844
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2014
   and as of September 30, 2015                    440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (4,036,689)   (3,883,481)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,532,831)   (1,379,623)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $ 997,380    $  752,221
                                              ============    ==========


                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                             2015            2014           2015           2014
                           ------          ------          ------         -----
Revenues:
     Gold & Jewelry Sales   379,744                       534,159       56,652
     Other Revenue           24,000         24,000         72,000       64,000

                             ---------    ---------      --------      --------
     Total revenues         $ 403,744   $   24,000   $    606,159   $   120,652
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,000       15,000         45,000        45,434
  Contract Labor               64,632       66,182        191,753       207,679
  Utilities                    16,136       15,783         44,275        41,848
  Taxes - property & payroll    5,304        5,754         15,900        18,075
  Supplies                     15,023        5,223         43,584        76,418
  Insurance                     4,046        1,258         13,224         5,888
  Small equipment & repairs       958        3,481          4,748        15,032
  Mine Maintenance             29,141       30,326         78,126        82,736
  Drayage                       4,515        7,139         12,696        21,587
  Corporate expenses            2,620        1,009          9,397         8,147
  Legal and accounting          5,759        2,352        233,218         3,396
  Depreciation & amortization   5,638        2,989         27,510         8,966
  Other expenses                  924          832          4,255         4,436
                           ----------   ----------        -------       -------
  Total operating expenses    169,696      157,328        723,686      539,642
                          ----------    ----------       --------      --------
Profit (Loss) from operations 234,048    (133,328)      (117,527)     (418,990)

Other Income:                   4,636        1,100         11,813         4,605
Other Expense:                 15,264       15,470         46,693        18,955
                             --------     ---------      ---------    ---------
 Total Other income(expense) (10,628)      (14,370)       (34,880)     (14,350)
                             --------    ----------       -------      --------
Profit (Loss) before taxes   223,420     (147,698)      (152,407)     (433,340)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)                                (800)         (800)
                             --------    ----------      ---------     --------
Net profit (loss)      $     223,420 $    (147,698)   $  (153,207)  $ (434,140)
                         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share     $     .02     $     (.01)   $     (.03)    $     (.03)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 13,399,505     13,399,505       13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2015 and Sept. 30, 2014

                                             Nine Months Ended Sept. 30,
                                                 2014                   2014
                                           --------------         ------------


Net profit (loss)                             $  (153,206)          $ (434,140)
  Cash Flows From Operating Activities:
     Depreciation and amortization                  27,510                8,966
          (Increase)Decrease in
        accounts receivable                        (1,116)              (1,177)
     Decrease(Increase) in inventory             (233,753)               49,417
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                        290,303             118,760
    (Decrease) increase in related party loans    (58,996)             (24,728)
    (Decrease) increase in short term notes        177,282             247,087

                                              ------------           ----------
  Net cash (used) provided by
     operating activities                          48,024              (35,815)
                                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                           (21,225)             (52,982)
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits                     -                -
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                          (21,225)             (52,982)
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable               (10,223)              45,439
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                           (10,223)              45,439
                                                ------------      ------------

(Decrease) increase in cash                         16,576             (43,358)

Cash, beginning of period                              -                 44,479
                                                ------------         ----------
Cash, end of period                               $ 16,576    $           1,121
                                               ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      44,863         $     18,156
                                               ============         ===========
    Income taxes                             $         800          $       800
                                               ============         ===========


                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

I.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating gold mines in Alleghany, California; currently, in exploration status.

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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2015 and December 31, 2014, the results of operations and cash flows for the three-month and nine-month periods ended Sept. 30, 2014 and 2015. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2014 to Sept. 30, 2015 total current assets increased by 79% primarily due to a 95% increase in inventory. The increase in inventory was due to gold production.

For the same nine-month period accounts payable and accrued expenses increased by 31%. Related party payables decreased by 34% primarily due to loan payments. Short-term notes increased by 21% primarily due to interest expense.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2015 were 1,582% higher than the same period in 2014 primarily due to gold production.

Revenues for the nine-month period ended Sept. 30, 2015 compared to the same period in 2014 increased by $402% due to gold production in 2015.


Operating expenses for the three-month period ended Sept 30,2015 increased by 8% compared to the same period in 2014. Specific categories which increased substantially include: Supplies 188% due to more purcases in 2015, Coporate expenses 160% and Legal and accounting 145%. Categories which decreased significantly include small equipment and tools 72% and drayage 37%.

Operating expenses for the nine-month period ended Sept 30,2015 increased by 34% compared to the same period in 2014. Specific categories which increased substantially include: Insurance 125%, corporate expense 15% and Legal and compliance 6,767% due to a settlement agreement with California Regional Water Quality Control Board. Categories which decreased substantially include supplies 43%, small tools and equipment 68% and drayage 48%.

Other expenses for the three-month and nine-month periods ended Sept 30,2015 increased significantly compared to the same periods in 2014 primarliy due to higher interest expense in 2015.

For the three-month period ended Sept. 30, 2015 the company showed a profit of $223,420 compared to a loss of $147,697 for the same period in 2014. The
251% difference is due to increased gold production in 2015. For the nine-month period ended Sept. 30, 2015 the company showed a loss of $153,207 compared to a loss of $434,139 for the same period in 2014. The 65% difference is primarily due to gold production in 2015 compared to none in 2014.

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


/s/Michael M. Miller
President and Director
Dated:  December 15, 2015