Form 10-K
period 2015-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2016-03-28
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



               For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act. Yes [] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [x]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[] No[x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in defintive proxy or information statements incorporated by reference in Part III of this Form 10-K.

Yes[x] No[]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]               Accelerated filer [ ]

Non-accelerated filer [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-d of the act). Yes [] No[x]

As of December 31, 2015, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

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

The primary operation is the Sixteen to One mine from which more than 1,112,465 troy ounces of gold have been retrieved since the mine commenced operation in 1896. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards. Most mining is exploration.

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

(d) Liquidity

Gold inventory at December 31, 2015, was $724,050 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


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

ITEM 3:  LEGAL PROCEEDINGS

NONE

PART II

ITEM 4:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2006 through 2015 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2015   $  *   $   *   $  .44   $ .44  $ .56  $  .56  $     *   $   *
    2014      *       *      .46     .54      *      *       .42      .42
    2013     .89     .89     .86     .65      *      *         *       *
    2012     .49     .49     .49     .49      *      *         *       *
    2011      *       *      .55     .55      *      *         *       *
    2010      *       *      .89     .45      *      *        .55     .50
    2009     .60     .45      *       *       .40    .40      .45     .60
    2008     .89     .75     .89     .75      *        *        *     *
    2007    1.00     .80     .95     .90     .90     .85      .88     .88
    2006    1.00     .75    1.00     .75    1.00    1.00     1.00     .95





* No trades took place on the Company website in these quarters.


ITEM 5: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management believes that the assets of the Company are understated due to the age of acquisition. The Company celebrated its 100 year anniversary on Oct. 9, 2011. It is the oldest gold mining corporation in the United States. Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. On-hand jewelry is recorded at labor plus gold cost.

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


(A) Comparisons of 2015 with 2014.

Balance Sheet Comparisons

Assets:

For the one-year period ended December 31, 2015, compared to the one-year period ended December 31, 2014, cash increased by $540,662 due to the receipt of a loan from a shareholder secured by gold at the end of the year. (See note 4 at the end of these financial statements)

For the one-year period ended December 31, 2015, compared to the one-year period ended December 31, 2014 inventory increased by $476,981 (193%) due to gold production in 2015.

Liabilities:

For the one-year period ended December 31, 2015, compared to the one-year period ended December 31, 2014 accounts payable and accrued expenses increased by $202,580 (21%) primarily due to a legal settlement with the Regional Water Quality Control Board for $237,083 filed on Feb. 11, 2015 combined with accrued interest on two accounts.

For the one-year period ended December 31, 2015, compared to the one-year period ended December 31, 2014 notes payable related parties increased by $553,160 (323%) due to a loan from a shareholder as well as additional loans from Michael Miller. (See note 4 at the end of these financial statements)


Statement of Operations

Income:

For the one-year period ended December 31, 2015 compared to the one-year period ended December 31, 2014, Gold and Jewelry revenue increased by $866,248 (1,144%) primarily due to gold production in 2015. Other revenue increased by $59,175 (38%) due to payments from a technology company for reimbursed expenses.


Operating Expenses:

For the one-year period ended December 31,2015, compared to the one-year period ended December 31,2014, operating expenses increased overall by $170,751 (23%). This was primarily due to a legal settlement with the Regional Water Quality Control Board for $237,083 filed on Feb. 11, 2015.

Other Income and Expense:

For the one-year period ended December 31, 2015, compared to the one-year period ended December 31, 2014 other expenses increased by $31,070 (99%) due to increased interest expense in 2015.

For the one-year period ended December 31,2015, compared to the one-year period ended December 31, 2014, interest expense increased by $30,555 (102%) due to increased borrowing in 2015.

The company showed a profit of $76,443 in 2015 compared to a loss of $495,063 in 2014. The $571,506 (115%) difference was due to increased production in 2015. The basic and diluted gain per share was .006 in 2015 compared to a loss of.037 in 2014. The number of shares used in both calculations was 13,399,505.

(B) Comparison of 2014 with 2013

Balance Sheet Comparisons

Assets:
Assets decreased overall by $59,826 (9%) primarily due to decreases in cash of $44,479 (100%) and a decrease in inventory of $53,650 (18%). The decrease in inventory was primarily due to lower gold prices (valuation adjustment) combined with a lack of production. These decreases were offset by an increase in vehicles (Fixed Asset) of $52,982 (50%) as the Company purchased a truck.

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



ITEM 6:  SUBSEQUENT EVENTS

None


ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.

PART III

ITEM 8:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 18, 2016. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    73  President
                          & Director       1983              1977

Scott K. Robertson    59  Treasurer
                          & Director       1999              1999

Hugh Daniel O'Neill   73  Director         N/A               2002


Rae Bell Arbogast     49  Secretary        2002              N/A

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

Scott is a graduate of University of Santa Barbara in Business in 1981 receiving his CPA certificate in 1986. Scott resides in Nevada City, California with his wife of over 30 years Debra, a graduate of the University of California at Santa Barbara. They have three sons, Trevor, Keith and Dan.

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

Rae Bell has been involved with the Sixteen to One Mine since 1996. Currently she provides bookkeeping & secretarial services to a few clients in addition to Original Sixteen to One Mine, Inc. She serves as President of the Alleghany Water District, Secretary/Treasurer Underground Gold Miners Museum and has held various board positions with the Fire District since 1996 (currently as Treasurer). She has served as a volunteer Emergency Medical Technician with the Fire Dept. since 1997. She holds an AA Degree in Business Administration and is working towards a BA Degree.

ITEM 9:  EXECUTIVE COMPENSATION

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

Management Remuneration for the Period Ended December 31, 2013

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2015  $ 60,000       0         0             0
President & CEO  2014  $ 60,000       0         0             0
                 2013  $ 60,000       0         0             0

ITEM 10:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

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
                (as a group)

ITEM 11: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

PART IV

ITEM 12:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2015 and December 31, 2014, the results of operations and cash flows for the twelve-month periods ended December 30, 2013, 2014 and 2015. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

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


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date March 28, 2016

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       December 31, 2015 & December 31, 2014

ASSETS
                                                        2015        2014
Current Assets
  Cash                                             $540,662    $     -
   Accounts receivable                               71,525        72,204
   Inventory                                        724,050       247,069
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                          1,336,237       319,273
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      877,208
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      158,396
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,245,091
                                                  ---------    ---------
Less accumulated depreciation                   (1,129,128)  (1,095,980)
                                                -----------  -----------
   Net fixed assets                                137,188      149,111
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                           5,460        5,460
                                                  ---------      -------

   Total Assets                                 $ 1,757,262   $  752,221
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2015       2014
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$ 1,146,492   943,912
   Due to related party (see Note 4)                   724,649   171,489
   Notes payable Short-term  (see Note 6)            1,030,030   843,094
                                                      --------   -------
   Total Current Liabilities                         2,901,171 1,958,495
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)       159,272   173,349
                                                      --------   -------
Total Liabilities                                   3,060,443  2,131,844
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of December 31, 2014
   and as of December 31, 2013 (see Note 8)        440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,807,039)   (3,883,481)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,303,181)   (1,379,623)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,757,262    $  752,221
                                              ============  ============

Original Sixteen to One Mine, Inc.
Statement of Operations

                                                    2015      2014       2013
Revenues:
Gold & jewelry sales                             941,972     75,724     260,923
Other Income                                      96,000    155,175      40,000
                                                  ------     -------     -------
   Total Revenues                              1,037,972    230,899     300,923

Operating expenses:
   Salaries and wages                             60,000     60,434      64,083
   Contract Labor                                274,333    272,198     149,066
   Utilities                                      59,836     55,106      46,620
   Taxes - property & payroll                     19,123     22,645      22,790
   Insurance                                      14,562      7,632      15,911
   Supplies                                       57,714     90,487      86,174
   Small equipment & repairs                       8,855     17,249      23,320
   Drayage                                        17,685     25,903      28,641
   Corporate expense                              10,897      9,897      13,959
   Legal and accounting                          240,334      7,691       4,347
   Mine Maintenance & compliance                 104,898    125,644      39,778
   Depreciation & amortization                    33,148     11,955       9,322
   Other expenses                                  9,749     33,542      14,015
                                                 -------     ------      ------
   Total operating expenses                      911,134    740,383     518,026

   Profit (Loss) from operations                 126,838   (509,484)  (217,103)

Other Income & (Expense):
Other Income                                      12,968     46,714       9,242
Interest Expense                                (60,454)   (29,899)    (17,732)
Other expense                                    (2,109)    (1,594)       (704)

                                               ---------   --------   ---------
   Total Other Income (Expense)                 (49,595)     15,221     (9,194)

   Profit (Loss) before taxes                     77,243  (494,263)   (226,297)

   Income tax expense                              (800)      (800)       (800)

Net (loss) income                          $      76,443 $(495,063)  $ (227,097)
                                              ==========  ==========   =========

Basic and diluted gain (loss) per share      $     .01  $   (.04)  $     (.02)
Shares used in the calculation of net
   (loss) income per share                   13,399,505   13,399,505 13,399,505
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2015       2014      2013

Cash Flows From Operating Activities:
Net profit (loss)                          $        76,443 $(495,063)$(227,097)
Operating activities:
   Depreciation and amortization                    33,148    11,955      9,322
   Decrease(Increase) in accounts receivable           679   (67,289)   (4,815)
   Decrease(Increase) in inventory               (476,981)     53,650    11,104
   (Decrease) Increase in accounts payable
    accrued expenses                               202,578   178,572  (120,987)
   (Decrease) Increase in related party loans      553,160   (58,169)  (95,484)
   (Decrease) Increase in short-term notes         186,936   343,094    500,000
                                                   --------  -------  ---------

Net cash (used) provided by operating activities   575,963    (33,250)  72,043

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                              -           -
   sale (Purchase) of fixed assets                (21,225)   (52,982)  (66,804)
   Other assets Bonds Misc. deposits               -           -           -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities  (21,225)   (52,982)  (66,804)

Cash Flows From Financing Activities
 Increase (decrease) notes payable                (14,076)     41,753    34,359
 Proceeds from sale of common stock                  -         -           -
 Paid in Capital from Shareholders                   -         -           -
                                                --------    --------   --------
 Net cash provided (used) by financing activities  (14,076)    41,753    34,359

 (Decrease)increase in cash                         540,662  (44,479)    39,598
 Cash, beginning of period                            -        44,479     4,881
                                                    ------   -------   --------
 Cash, end of period                            $  540,662 $     -    $  44,479
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

3. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $1,146,492 at December 31, 2015. This balance includes $670,695 in accrued wages owed to Michael Miller. Mr. Miller's salary has been accrued (not paid) for over ten years and is secured with real estate.

4. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2015 was $724,649 includes a loan in the amount of $194,649 from Michael Miller secured by real-estate. Interest is charged on this loan on a reimbursement basis based on the interest charged on Michael Miller's personal line of credit at tri-counties bank. The remaining balance of $530,000 is a loan from a shareholder secured by gold.

5. RELATED PARTY TRANSACTIONS

See Notes Payable related parties above.

6. NOTES PAYABLE SHORT-Term
Note payable short-term was $1,030,030 at December 31, 2015. This consists of a $500,000 interest-free line of credit as well as loans in the amount of $480,000 plus accrued interest of $50,030. There is no specific due date on these loans which are convertable to stock at $1.00 per share.

7. NOTES PAYABLE

Notes payable due after one-year totaling $159,272 consists of the balance remaining on the mortgage for the Gold Crown Mine of $97,236 as well as $21,711 remaining on a loan to purchase a piece of equipment in 2013 and $40,325 secured in 2014 for the purchase of a vehicle. The Company is behind on its payments for the Gold Crown Mine and interest has not been accrued on this note.

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