Form 10-Q
period 2016-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2016-06-06
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2016       Commission File No. 001-10156



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


As of March 31, 2016, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       March 31, 2016 & December 31, 2015

ASSETS

Current Assets
  Cash                                             $  8,379    $  540,662
   Accounts receivable                               70,869        71,525
   Inventory                                        670,313       724,050
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            749,561     1,336,237
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                   (1,134,670)  (1,129,128)
                                                -----------  -----------
   Net fixed assets                                131,646      137,188
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          5,000       5,460
                                                  ---------      -------

   Total Assets                                  $1,164,584   $1,757,262
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      March 31, 2016 & December 31, 2015

Current Liabilities
   Accounts payable & accrued expenses              $1,162,631 1,146,492
   Due to related party                                519,470   724,649
   Notes payable Short-term                            532,743 1,030,030
                                                      --------   -------
   Total Current Liabilities                        2,214,844  2,901,171
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    155,246   159,272
                                                      --------   -------
Total Liabilities                                   2,370,090  3,060,443
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of March 31,2016
   and as of December 31, 2015                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,709,364)   (3,807,039)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,205,506)   (1,303,181)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,164,584    $1,757,262
                                              ============  ============





                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2016 and March 31, 2015

                             Three Months Ending March 31,
                                      2016            2015
                                    ------          ------
Revenues:
  Gold & jewelry sales             $ 314,167  $      3,900
  Other Revenue                       24,000        31,000
                                   -----------   -----------
     Total revenues                  338,167        34,900
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  15,000        15,000
  Contract Labor                      92,258        63,093
  Telephone & utilities               25,132        12,484
  Taxes - property & payroll           5,680         5,322
  Supplies                            27,481         9,080
  Insurance                              582         1,292
  Small equipment & repairs           21,327         1,734
  Drayage                              2,936         3,482
  Corporate expenses                   3,900         1,000
  Legal fees and penalties             2,453       226,519
  Mine Maintenance & Compliance       25,161        21,625
  Depreciation & amortization          5,542        16,234
  Other operating expenses             3,516           975
                                   ----------   ----------
  Total operating expenses           230,968       377,840
                                 ----------     ----------
  Profit (Loss) from operations      107,199     (342,940)

Other Income & Expenses:

Other Income                            800           276
Other Expenses                       14,525        15,828
                                    -------       --------
Total Other Income (Expense)        (13,725)      (15,552)
                                 ----------    -----------
Profit (Loss) before taxes           93,474      (358,492)
                                 ----------     -----------
Income Tax Benefit                      800            -
Net Profit (Loss)             $      92,674   $  (358,492)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $         .007   $    (.026)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           13,399,505    13,399,505
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2016 and March 31, 2015

                                              Three Months Ended March 31,
                                               2016                   2015
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $           97,674         $  (358,492)
  operating activities:
     Depreciation                                    5,542               16,234
     (Increase)Decrease in
        accounts receivable                            656                (872)
     Decrease(Increase) in inventory                53,737                1,059
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                         16,140              264,116
    (Decrease) increase related-party loans      (205,179)             (18,505)
    (Decrease) increase in short term notes      (497,287)               98,988


                                              ------------            ----------
  Net cash (used) provided by
     operating activities                        (528,717)                2,528
                                              ------------           -----------

Cash Flows From Investing Activities:


  (Increase) Decrease Bonds, Misc Deposits           460                  -
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                             460                 -
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (4,026)              (2,528)
  (Increase) decrease in notes receivable              -                   -
  Proceeds from sale of common stock                   -                   -
  Additional paid-in capital                           -                   -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                           (4,026)              (2,528)
                                              ------------         ------------
 (Decrease) increase in cash                     (532,283)                -

Cash, beginning of period                         540,662                 -
                                              ------------           ----------
Cash, end of period                            $    8,379    $            -
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      13,980         $    15,458
    Income Taxes                             $         800        $        -
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2016 and December 31, 2015, the results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". By industry wide definition of phases of a mine operation, the operation during this quarter is exploration, development and production. Exploration aims at locating the presence of economic deposits and establishing their nature, shape and grade. The investigation may be divided into (1) initial and (2) final. At the Sixteen to one the search for gold or ore embraces: (1) geological surveys;
(2) geophysical prospecting; (3) boreholes; (4) surface or underground headings, drifts or tunnels. When operations detect the presence of gold, the Company evaluates the indicators and if warranted, moves its operation from exploration to development. When the presence of gold is evaluated, the Company moves its operation into production. The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its Alleghany patented claims when funds are available.


BALANCE SHEET COMPARISONS

Assets

For the three-month period ending March 31, 2016, compared to December 31, 2015, cash decreased by $532,283 (98%) because cash was used to pay-down loans in the first quarter of 2016.

Inventory decreased by $53,737 (7%) because of increased sales, part of which was used to make debt-payments.

Liabilities

For the three-month period ending March 31, 2016, compared to December 31, 2016, notes due related parties decreased by $205,179 (28%) due to payments made to a shareholder who lent money to the Company in December of 2015.

In the same period, notes payable short-term decreased by $686,327 (24%) also due to loan payments made by the company.



STATEMENT OF OPERATIONS

Gold revenues for the three-month period ending March 31, 2016 increased by $310,267 (7,956%) compared with the same period in 2015 due to increased sales in the first quarter of 2016 as well as some gold production in 2016 compared to no production in the first quarter of 2015. Other revenue decreased by $7,000 (23%) due to less income in 2016 from an outside technological firm.

For the three-month period ended March 31, 2016 compared to the same period in 2015 total operating expenses decreased by $146,872 (39%) primarily due to the cost of a legal settlement with the Regional Water Quality Control Board in 2015 that increased the legal & compliance expenses by $225,808 in 2015. This decrease in "legal & compliance" is offset by increases in the following categories in 2016: Contract labor 46%, utilities 100%, supplies 203%, small equipment and tools 1,130%, corporate expense 290%, "other" 261%. These increases are due to a larger crew and bigger operation in 2016 vs. 2015.

For the three-month period ended March 31, 2016 compared to the same period in 2015 the company showed a profit of $92,674 compared to a loss of $358,492. The $451,166 difference is primarily due to increased gold sales in 2016 compared to 2015 combined with the legal settlement in 2015 as noted above.


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


/s/Michael M. Miller
President and Director
Dated: June 6, 2016