Form 10-Q
period 2016-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2016-08-15
CIK 74925

ECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2016       Commission File No. 001-10156



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

                                       June 30, 2016 & December 31, 2015

ASSETS

Current Assets
  Cash                                             $ 10,310    $  540,662
   Accounts receivable                               71,509        71,525
   Inventory                                        502,219       724,050
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            584,038     1,336,237
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                   (1,140,212)  (1,129,128)
                                                -----------  -----------
   Net fixed assets                                126,104      137,188
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          5,000       5,460
                                                  ---------      -------

   Total Assets                                  $  993,519   $1,757,262
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      June 30, 2016 & December 31, 2015

Current Liabilities
   Accounts payable & accrued expenses              $1,166,686 1,146,492
   Due to related party                                370,376   724,649
   Notes payable Short-term                            533,387 1,030,030
                                                      --------   -------
   Total Current Liabilities                        2,070,449  2,901,171
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    152,069   159,272
                                                      --------   -------
Total Liabilities                                   2,222,518  3,060,443
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of June 30,2016
   and as of December 31, 2015                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,732,857)   (3,807,039)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,228,999)   (1,303,181)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity       $993,519    $1,757,262
                                              ============  ============





                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                    Three Months Ending June 30,   Six Months Ending June 30,
                             2016            2015           2016           2015
                           ------          ------          ------         -----
Revenues:
  Gold & jewelry sales  $    183,657   $  150,515     $    497,824   $  154,415
      Other Revenue           24,000       17,000           48,000       48,000
                           ---------   -----------         --------     -------
     Total revenues          207,657      167,515          545,824      202,415
                         -----------   ----------          --------      ------
Operating expenses:
  Salaries and wages          15,000       15,000           30,000       30,000
  Contract Labor             122,291       64,028          214,549      127,121
  Telephone & utilities       14,510       15,654           34,642       28,139
  Taxes - property & payroll   5,348        5,274           11,028       10,596
  Supplies                     9,079       19,480           36,560       28,560
  Insurance                    1,007        7,887            1,589        9,178
  Small equipment & repairs    3,697        2,056           25,024        3,790
  Drayage                      3,757        4,698            6,694        8,181
  Corporate expenses           5,617        5,777            9,517        6,777
  Legal and compliance        21,993          940           24,446      227,459
  Mine Maintenance            14,700       27,360           39,861       48,985
  Depreciation & amortization  5,542        5,638           11,084       21,872
  Other expenses               1,191        2,355            4,706        3,331
                           ----------   ----------         -------      -------
  Total operating expenses   223,732      176,147          449,700      553,989
                          ----------    ----------        --------     --------
  Profit (Loss)
 from operations           (16,075)       (8,632)     $     96,124  $ (351,574)

Other Income :               1,155          6,900            1,955        7,176
  Other expense              8,573         15,601           23,098       31,429
                         ----------    -----------       -------       --------
Net Other income (exp)      (7,418)       (8,701)         (21,143)     (24,253)

Profit (Loss) before taxes (23,493)      (17,333)           74,981    (375,827)
                         ----------    -----------      ---------    ----------
Income tax benefit (expense)                (800)            (800)        (800)
                         ----------    -----------      ---------    ----------
Net  profit (loss)    $    (23,493)    $  (18,133) $        74,181  $ (376,627)
                       ============    ===========      ==========   ==========

Basic and diluted (loss)
   Gain per share    $      (.001)       $   (.001)        $  .006   $    (.03)
                      ============    ============       =========    =========
Shares used in the
   calculation of net
   loss income per share 13,399,505     13,399,505      13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30,2016 and June 30,2015

                                             Six Months Ended June 30,
                                               2016                   2015
                                         --------------         --------------
Cash Flows From Operating Activities:

Net (loss) profit                           $       74,182         $  (376,627)
  operating activities:
     Depreciation and amortization                 11,084                21,872
     (Increase)Decrease in
        accounts receivable                            16               (1,682)
     Decrease(Increase) in inventory              221,831              (16,973)
     (Increase)Decrease in other
       current assets                                -                    -
     (Decrease) increase in accounts payable
       and accrued expenses                        20,194               285,710
     (Decrease) increase related-party loans     (354,273)             (53,596)
     (Decrease) increase short-term notes        (496,643)              168,608
                                             ------------            ----------
  Net cash (used) provided by
     operating activities                        (523,609)               27,312
                                               ----------           -----------

Cash Flows From Investing Activities:

  Purchase of fixed assets
  (Increase) decrease Bonds Misc. deposits             460                -
                                               -----------          -----------
  Net cash used by
    investing activities
                                                       460                 -
                                               -----------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (7,203)               (6,294)
  Proceeds from sale of common stock                 -                    -
  Additional paid-in capital                         -                    -
                                               ------------        ------------
  Net cash provided (used) by
    financing activities                           (7,203)              (6,294)
                                               ------------        ------------

  (Decrease) increase in cash                    (530,352)                21,018

Cash, beginning of period                         540,662               -
                                                ------------         ----------
Cash, end of period                           $    10,310          $    21,018
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $     22,301          $     30,085
                                             ============          ============
    Income taxes                             $        800         $         800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2016 and December 31, 2015, the results of operations for the three-month and six-month periods ended June 30, 2016 and 2015 and cash flows for the six-month periods ended June 30, 2016 and 2015. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of
 vcbhRegulation S-B.

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

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". The methods of mining the Alleghany deposit reflect its historical background. By industry wide definitions our miners conducted exploration. Exploration aims at locating the presence of economic deposits and establishing their nature, shape and grade. The investigation may be divided into (1) initial and (2) final. At the Sixteen to one the search for gold or ore embraces: (1) geological surveys;
(2) geophysical prospecting; (3) boreholes; (4) surface or underground headings, drifts or tunnels. When operations detect the presence of gold, the Company evaluates the indicators and if warranted, moves its operation from exploration to development. When the presence of gold is evaluated, the Company moves its operation into production. The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its Alleghany patented claims when funds are available.

The art and science of underground gold mining are broadened with technology. Usually technology comes from improved mining equipment. While the methods and machinery used at the Sixteen to One mirror much of its operational history, for the past two decades our needs are in gold detection innovations. Other than the off-the-shelf personal detectors (which are improving), no one has successfully taken twenty-first radar technology into the mine and identified
gold hidden two or more meters into the quartz.   Development of radar to work
in our underground environment is a significant factor in future earnings.

Due to our decreasing inventory over the past quarter, a quarter without gold production, the operation was reduced in manpower. This has an adverse effect by decreasing the number of faces in exploration or development. It lowers the potential of producing a pocket of gold. Historically, the Company has mined 2,500 ounces in one shift, 5,000 ounces in ten days and no ounces in eighteen months.


BALANCE SHEET COMPARISONS

Assets: For the six-month period ended June 30,2016 compared to December 31, 2015, cash decreased by $530,352 (98%) as the company used funds to pay-down debt. Inventory decreased by $221,831 as inventory sales were utilized to pay down debt and cover operating expenses.

Liabilities: For the six-month period ended June 30,2016 compared to December 31, 2015, related party loans decreased by $354,273 (49%) and notes payable short-term decreased by $496,643 (48%) as the company paid down these debts.


STATEMENT OF OPERATIONS

Revenues for the three-month and six-month periods ended June 30, 2016 compared to the same periods in 2015 increased by $40,142 (24%) and $343,409 (170%) respectively, primarily due to increased gold sales in 2016 compared to 2015.

Operating expenses for the three-month period ended June 30, 2016 compared to the same period in 2015 increased overall by $47,585 (27%). The following significant decreases of $10,401 for supplies, $6,880 for insurance and $12,660 for mine maintenace were offst by the following increases: legal & compliance $21,053 and contract labor of $58,263. Operating expenses for the six-month period ended June 30, 2016 compared to the same period in 2015 increased by $104,289 (19%) primarily due to a legal settlement with the California Regional Water Quality Control board for $237,083 in 2015.

For the three-month period ended June 30, 2016 the company showed a loss of $23,493 compared to a loss of $18,133 for the same period in 2015. The difference of $5,360 (30%) is primarily due to increased labor in 2016.
For the six-month period ended June 30, 2016 the company showed a profit of $74,181 compared to a loss of $376,627 for the same period in 2015. The $450,808 (120%) difference is primarily due to the legal settlement with the California Regional Water Quality Control Board in 2015 combined with increased gold sales in 2016.

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

The Company and its President assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2016.

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

/s/Michael M. Miller
President and Director
Dated:  August 15, 2016