Form 10-Q
period 2016-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2016-11-15
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2016       Commission File No. 001-10156



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


As of September 30, 2016, 13,399,505 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

ITEM 1.  FINANCIAL INFORMATION

                             Original Sixteen to One Mine, Inc.
Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       September 30, 2016 & December 31, 2015

ASSETS

Current Assets
  Cash                                             $  4,442    $  540,662
   Accounts receivable                               73,611        71,525
   Inventory                                        426,350       724,050
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            504,403     1,336,237
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                   (1,145,754)  (1,129,128)
                                                -----------  -----------
   Net fixed assets                                120,562       137,188
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         21,460         5,460
                                                  ---------      -------

   Total Assets                                  $ 924,802    $1,757,262
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      September 30, 2016 & December 31, 2015

Current Liabilities
   Accounts payable & accrued expenses              $1,227,714 1,146,492
   Due to related party                                346,326   724,649
   Notes payable Short-term                            534,684 1,030,030
                                                      --------   -------
   Total Current Liabilities                        2,108,724  2,901,171
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    147,101   159,272
                                                      --------   -------
Total Liabilities                                   2,255,825  3,060,443
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 13,399,505
   issued and outstanding as of March 31,2016
   and as of December 31, 2015                     440,656       440,656
   Additional paid-in capital                    2,063,202     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,834,881)   (3,807,039)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,331,023)   (1,303,181)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $  924,802    $1,757,262
                                              ============  ============





                              See Accompanying Notes

     Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                              2016            2015           2016           2015
                             ------          ------         ------         -----
Revenues:
     Gold & Jewelry Sales      64,974       379,744       562,797       534,159
     Other Revenue             24,000        24,000        72,000        72,000

                             ---------    ---------      --------      --------
     Total revenues         $  88,974 $    403,744   $    634,797   $   606,159
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,000       15,000         45,000        45,000
  Contract Labor               63,535       64,632        278,084       191,753
  Utilities                    24,543       16,136         59,184        44,275
  Taxes - property & payroll   10,331        5,304         21,359        15,900
  Supplies                     11,253       15,023         47,813        43,584
  Insurance                       967        4,046          2,556        13,224
  Small equipment & repairs     1,267          958         26,291         4,748
  Mine Maintenance             17,316       29,141         57,176        78,126
  Drayage                       4,007        4,515         10,701        12,696
  Corporate expenses            1,272        2,620         10,790         9,397
  Legal and Compliance         28,833        5,759         53,279       233,218
  Depreciation & amortization   5,542        5,638         16,626        27,510
  Other expenses                1,353          924          6,060         4,255
                           ----------   ----------        -------       -------
  Total operating expenses    185,219      169,696        634,919       723,686
                          ----------    ----------       --------      --------
Profit (Loss) from operations(96,245)      234,048          (122)     (117,527)

Other Income:                     800        4,636          3,400        11,813
Other Expense:                  6,578       15,264         30,320        46,693
                             --------     ---------      ---------    ---------
 Total Other income(expense)  (5,778)      (10,628)       (26,920)     (34,880)
                             --------    ----------       -------      --------
Profit (Loss) before taxes  (102,023)       223,420      (27,042)     (152,407)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)                                (800)         (800)
                             --------    ----------      ---------     --------
Net profit (loss)      $    (102,023) $     223,420   $   (27,842)  $ (153,207)
                         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share     $    (.01)     $       .02   $     (.002)    $     (.03)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 13,399,505     13,399,505       13,399,505   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2016 and Sept. 30, 2015

                                             Nine Months Ended Sept. 30,
                                                 2016                   2015
                                           --------------         ------------


Net profit (loss)                             $   (27,842)         $  (153,206)
  Cash Flows From Operating Activities:
     Depreciation and amortization                  16,626               27,510
          (Increase)Decrease in
        accounts receivable                        (2,086)              (1,116)
     Decrease(Increase) in inventory               297,700            (233,753)
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                         81,222              290,303
    (Decrease) increase in related party loans   (378,323)             (58,996)
    (Decrease) increase in short term notes      (495,346)              177,282

                                              ------------           ----------
  Net cash (used) provided by
     operating activities                        (508,049)               48,024
                                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                                 _              (21,225)
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits               (16,000)               -
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                          (16,000)             (21,225)
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable              (12,171)             (10,223)
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                          (12,171)             (10,223)
                                               ------------        ------------

(Decrease) increase in cash                      (536,220)               16,576

Cash, beginning of period                          540,662                  _
                                                ------------         ----------
Cash, end of period                               $  4,442    $          16,576
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      30,006         $     44,863
                                               ============         ===========
    Income taxes                             $         800          $       800
                                               ============         ===========


                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating gold mines in Alleghany, California; currently, in exploration and production status.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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


BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2015 to Sept. 30, 2016 total assets decreased by 47% primarily due to a 99% decrease in cash and a 41% de-crease in inventory. Both the cash and inventory were used to pay down liabilities.

For the same nine-month period related party payables decreased by 52% and short-term notes decreased by 48% primarily due the utilizition of cash and inventory to pay-down these debts as mentioned above.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2016 were 78% lower than the same period in 2015 primarily due to a lack of gold production in 2016.

Revenues for the nine-month period ended Sept. 30, 2016 compared to the same period in 2015 were 5% higher as the lack of gold production in 2016 was offset by the sale of existing inventory.


Operating expenses for the three-month period ended Sept 30,2016 increased overall by 9% compared to the same period in 2015. Specific categories which increased substantially include: Taxes property & Payroll 95% due to higher BLM fees, Legal and Compliance 401% due to penalites and water testing costs, citations, and utilities 52% due to increased pumping. Categories which decreased significantly include insurance 76% due to a new insurance carrier for the company vehicles, Corporate expense 51% due to less board meetings and mine maintenance 41%.
..

Operating expenses for the nine-month period ended Sept 30,2016 decreased by 12% compared to the same period in 2015. Specific categories which decreased substantially include: Insurance 81%, drayage 16%, corporate expense 15% and Legal and Compliance 77% due to a settlement agreement with California Regional Water Quality Control Board in 2015. Categories which increased substantially include contract labor 45%, utilties 34%, taxes property and payroll 34%, small equipment and tools 454%.

Other expenses for the three-month and nine-month periods ended Sept 30,2016 decreased significantly compared to the same periods in 2015 primarliy due to less interest expense in 2016.

For the three-month period ended Sept. 30, 2016 the company showed a loss of $102,023 compared to a profit of $223,420 for the same period in 2015. The 146% difference is due to decreased gold production in 2016. For the nine-month period ended Sept. 30, 2016 the company showed a loss of $27,042 compared to a loss of $152,407 for the same period in 2015. The 82% difference is primarily due to the sale of inventory in 2016 combined with lower overall operating expenses.


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 CONTROLS AND PROCEDURES

See notes to financial statements.

PART II

ITEM 1 LEGAL PROCEEDINGS

The Company filed a petition for review with the United States court of Appeals for the Ninth Circuit, accepted July 12, 2016. File number is: No. 16-72349.

Original Sixteen to One Mine, Inc. (operator) and its miners (WE) have been adversely affected by an order of the Federal Mine Safety and Health Review Commission (FMSHRC) under the Federal Mine Safety and Health Act of 1977, Public Law 91-173 (ACT). WE ask for a review of such order in your court in our district, the Ninth Circuit. WE pray that the order be modified or set aside as allowed in Sec.106. (a)(1) of the ACT.

Citations were written outside of the law specified in SEC 4 under the heading, MINES SUBJECT TO ACT: Each coal or other mine, the products of which enter commerce, or the operations or products of which affect commerce, and each operator of such mine, and every miner in such mine shall be subject to the provisions of the ACT.

The Secretary of Labor is designated to carry out the intents by Congress of ACT, SEC. 2. Congress declares the importance of our most precious resource the miner. The Mine Safety and Health Administration (MSHA) was established to carryout CFR 30 Mineral Resources and issue citations. During the public hearing for citations, MSHA placed no supportive testimony to refute its position that Plumbago meets the requirement for regulations under ACT. No case rulings to support the Administrative Law Judge (ALJ) or FMSHRC decisions are entered into the record.

While there are instances where SEC. 4. language was challenged by an operator and the challenge fails, there are no cases or situations that resemble Plumbago. WE entered over eighty pages of testimony supporting our position, including the recent decision by the United States Supreme Court regarding the Affordable Care Act and its effect on interstate commerce.The argument that at one time, Plumbago was a mine and affected commerce, has merit.

The argument that the operation at Plumbago meets the requirement of SEC. 4. during recent times has no standing. MSHA actions followed by the ALJ and FMSHRC, violates the intent of Congress as written in ACT.

This important law must be honestly enforced in its entirety, not through a selective interpretational process. This behavior must be severed, not the law but its abuse. Only the Judicial Branch remains to protect the American miner from extinction by overreaching power. The Legislative Branch held numerous public meeting in the 1970s on the subject of mining health and safety in the industry. Congress passed a law for the Executive Branch to implement. Over a span of 39 years regulators have drifted away from its stated purposes. WE pray for relief and support from the Judicial Branch to return the course of health and safety to the most endangered species in America, the underground gold miner.

ITEM 1A RISK FACTORS

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

ITEM 2 UNREGISTERED SALES OF EQUITY

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  MINE SAFETY DISCLOSURES

For the three-month period ended September 30, 2016 one citation under Section 104(a) S&S was issued. No citations under 104(b) Orders, 104 (d) S&S Citations
Section 110 (b)(2) Violations or Section 107 (a) Orders were issued.

A total of four citations were issued during the three-month period ended Sept 30, 2016. The total proposed penalties on these four citations is $620.

An appeal to a judges' decision has been filed (see LEGAL PROCEEDINGS above) for citations issued in previous periods.

Several citations from previous periods are being contested.


ITEM 5 OTHER INFORMATION

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at Sept. 30, 2016.

ITEM 6 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


/s/Michael M. Miller
President and Director
Dated:  November 15, 2016