Form 10-K
period 2016-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2017-03-27
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



               For the fiscal year ended December 31, 2016
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

Large accelerated filer [  ]               Accelerated filer [ ]

Non-accelerated filer [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-d of the act). Yes [] No[x]

As of December 31, 2016, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

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

The primary operation is the Sixteen to One mine from which more than 1,113,165 troy ounces of gold have been retrieved since the mine commenced operation in 1896. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. The geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards. Most mining is exploration.

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

Advancement in metal detection technology has steadily progressed over the past twenty years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed; however, the hardware used in advanced gold detection has continued to improve. In September 2012, the company completed negotiating a service agreement with a technology start-up company based in Silicon Valley, California. It is a developer of deep sensing technology and believes it can develop and demonstrate its ability to detect the presence of gold at a range beyond ten feet through solid quartz. To-date it has failed to deliver on its representations to the Company.

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

The Company lacks sufficient funds to implement long-term construction projects to increase mining efficiency. Sinking a new shaft in the center of the property is one project. Other mining related projects are: joining a public stock exchange, building and testing a gold detector specifically designed for the Sixteen to One vein and dewatering the levels that were left to flood.

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

ITEM 1A RISK FACTORS

(a) Price of Gold

The daily spot price of gold has a modest effect on gross revenue if it's between $1,000 and $1,300 an ounce. A significant drop below $1,000 may have an adverse effect on the Company's operation. Ore exceeds the bullion price due to its value in the jewelry and specimen markets which are not significantly affected by the spot price of gold.

(b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence is perceived by some. Caution is recommended in using the doctrines of reserves as an economic tool for valuing the Sixteen to One mine. While (i) the Company has recovered over one million ounces of gold and (ii) management knows that substantial additional virgin veins exists in the Sixteen to One mine, the Company has no ability to measure potential gold production using the mathematical tools generally recognized in the mining industry; however, the company can prove that approximately seventy percent (70%) of its vein system has not been developed.

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

The Company is substantially in compliance with all known safety and environmental standards and regulations, however; it faces reoccuring unreasonable and unlawful demands from the Central Valley Regional Water Quality Control Board or its staff. The Company is forced to expend working capital and time defending this excessive and punitive behavior. There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect.

(d) Liquidity

Gold inventory at December 31, 2016, was $1,010,213 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site. Exposure is limited. The price of stock may not accurately reflect its fair market value because of the limited marketplace and the existence of a wild and free Gray Market. The company maintains no program to support or promote its stock and is unlikely to conduct a program until a public marketplace is secured.

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

MINERAL RIGHTS - PATENTED CLAIMS

     NAME OF CLAIM               NAME OF CLAIM

     Standard Lode               Standard Lode Extension
     Gold Beater Lode            Clute Lode
     Hope Extension Lode         Crafts Lode
     Plumbago Mine Mill Site     Enterprise Quartz


UNPATENTED CLAIMS

     NAME OF CLAIM               NAME OF CLAIM

      Alice                     Alice Annex
      General Sherman N. Ext.   Jumbo
      No Better                 No Better Ext.
      Right Place               Wonder #1
      Wonder #2                 Wonder Goldmines MS
      Tightner #2 Lode          Tightner #3 Lode
      Tightner #4 Lode          Tightner #5 Lode
      Tightner #6 Lode          Alene Ext. Quartz
      Bartlett Ext. Quartz      Illocano Quartz
      East Bartlett Lode        Bal Quartz

ITEM 3:  LEGAL PROCEEDINGS

The Company filed a petition for review with the United States court of Appeals for the Ninth Circuit, accepted July 12, 2016. File number is: No. 16-72349. This case is in regards to citations issued to the Plumbago Mine which was a non-producing mine at the time the citations were issued and currently not in operation.

Original Sixteen to One Mine, Inc. and its miners (WE) have been adversely affected by an order of the Federal Mine Safety and Health Review Commission (FMSHRC) under the Federal Mine Safety and Health Act of 1977, Public Law 91-173 (ACT). WE ask for a review of such order in your court in our district, the Ninth Circuit. WE pray that the order be modified or set aside as allowed in Sec.106. (a)(1) of the ACT. The case is scheduled to be heard in the spring of 2017. A request by the Federal Mine Safety and Health Administration to dismiss the case was denied.

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

While there are instances where SEC. 4. language was challenged by an operator and the challenge fails, there are no cases or situations that resemble Plumbago. The Company entered over eighty pages of testimony supporting its position, including the recent decision by the United States Supreme Court regarding the Affordable Care Act and its effect on interstate commerce.

The argument that the operation at Plumbago meets the requirement of SEC. 4. during recent times has no standing. MSHA actions followed by the ALJ and FMSHRC, violates the intent of Congress as written in ACT.

This important law must be honestly enforced in its entirety, not through a selective interpretational process. The behavior of federal employees must be severed, not the law but its abuse. Only the Judicial Branch remains to protect the American miner from extinction by overreaching power. The Legislative Branch held numerous public meeting in the 1970s on the subject of mining health and safety in the industry. Congress passed a law for the Executive Branch to implement. Over a span of 39 years regulators have drifted away from its stated purposes. The Company prays for relief and support from the Judicial Branch.

ITEM 4  MINE SAFETY DISCLOSURES

For the twelve month period ended December 31, 2016, a total of 35 citations with a total assessed value of $5,364 were issued to the mine operator. Nine of the 33 citations have appeals pending, 2 have been contested and the remainder are either closed or settled. The Company is not aware of any pending legal action.

During the same 12 month period there were five citations issued under Section 104(a) (S&S) and these were all challenged. Two citations were issued under 104(b) Orders.

An appeal to a judges' decision has been filed in the 9th circuit court of appeals. No: 16-72349 recorded on 7/12/16 (see LEGAL PROCEEDINGS above)

Safety is a core value. We strive for superior performance and have reached superior performance the past ten years of operations and beyond. We follow federal and state regulations of MSHA and CAL/OSHA, two agencies formed to assist all miners and operators. For the past three years employees' hours were 22,429. There were zero fatal incidences or injuries during this period. A zero record is well below the incident rates in the National Average, which is calculated by mine type and classification.

A review of the Mine Profile Report of Sixteen to One Mine (0401299) by MSHA agency, for the Five Year Violation History reveals a disturbing situation within the federal MSHA agency. In 2015 and 2016 nine serious & substantial citations were issued while in 2013, 2014, and 2017, there were none. It was not the miners' operations that caused these allegations. It was the fact that the MSHA inspectors lacked underground mining experience and therefore were ignorant about judging what they were seeing. The Company vigorously has contested the problem and anticipates improvements.


Original Sixteen to One Mine Inc. is not alone in experiencing overreaching regulatory issues with its operations. The Newmont SEC Disclosure, Item 4., Mine Safety Disclosure states:

"The operation of our U.S. based mines is subject to regulation by the Federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety Act of 1977 (the Mine Act). MSHA inspects our mines on a regular basis and issues citations and orders when it believes a violation has occured under the Mine Act. Following passage of the Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

Newmont is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and item 104 of Regulation S-K."

Original Sixteen to One Mine, Inc. is not required to present the above information; however it is vital and important for all Americans to gain knowledge about the issues facing the necessary mineral extraction industries.



PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2015 through 2016 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2016   $  *   $   *   $   *    $  *   $   *  $   *   $   .52   $  .52
    2015      *       *      .44     .44    .56     .56        *       *
    2014      *       *      .46     .54      *      *       .42      .42
    2013     .89     .89     .86     .65      *      *         *       *
    2012     .49     .49     .49     .49      *      *         *       *
    2011      *       *      .55     .55      *      *         *       *
    2010      *       *      .89     .45      *      *        .55     .50
    2009     .60     .45      *       *       .40    .40      .45     .60
    2008     .89     .75     .89     .75      *        *        *     *
    2007    1.00     .80     .95     .90     .90     .85      .88     .88

* No trades took place on the Company website in these quarters.

ITEM 6: SELECTED FINANCIAL DATA

Year             2016          2015          2014          2013          2012
                 ----          ----          ----          ----          ----
Sales         1,452,169    1,037,972        230,899       300,923      292,963
Income(loss)    610,160       76,443       (495,063)     (227,097)    (48,638)
Income(loss)
per share        .04           .01           (.04)         (.02)       (.004)

Total Assets  1,537,443    1,757,262        752,221      742,034      651,242
Total Debt    2,042,593    3,060,443      2,131,844    1,626,594    1,308,705
SH Equity     (505,150)   (1,303,181)    (1,379,623)   (884,560)    (657,463)


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management knows that the assets of the Company are understated due to the age of acquisition. Exploration and development expenses are not capitalized. The Company celebrated its 100 year anniversary on Oct. 9, 2011. It is the oldest gold mining corporation in the United States. Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. Jewelry inventory is recorded at labor plus gold cost.

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


(A) Comparisons of 2016 with 2015.

Balance Sheet Comparisons

Assets:

For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015, cash decreased by $533,706 (99%) primarily due the use of cash to pay down the Company's debt in 2016.


For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015 Accounts Receivable increased by $33,892 (47%) due to increased sales on account in Dec. 2016 compared to 2015.


For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015 inventory increased by $286,163 (40%) due to gold production in 2016.

Liabilities:

For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015 notes payable related parties decreased by $549,116 (76%) due to loan payments made to a shareholder as well as a conversion of debt to stock for Michael Miller and directors. (See note 4 at the end of these financial statements)

For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015 short-term notes decreased by $495,339 (48%) due to the payment of a loan.

Statement of Operations

Income:

For the one-year period ended December 31, 2016 compared to the one-year period ended December 31, 2015,revenue increased by $414,197 (40%) primarily due to gold production in 2016.

Operating Expenses:

For the one-year period ended December 31,2016, compared to the one-year period ended December 31,2015, operating expenses decreased overall by $105,938 (12%). Most categories increased due to increased activity, but this was offset by a decrease in Mine Maintenance and Compliance of $177,101 (74%) in 2016 compared to 2015.

Other Income and Expense:

For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015 other expenses and income did not change significantly.

For the one-year period ended December 31,2016, compared to the one-year period ended December 31, 2015, interest expense decreased by $20,560 (34%) due to the pay-down of loans in 2016.

The company showed a profit of $610,160 in 2016 compared to a profit of $76,443 in 2015. The $533,717 (691%) difference was due to increased production in 2016. The basic and diluted gain per share was .04 in 2016 compared to .006 in 2015. The number of shares used for the 2016 calculation was 14,338,855 and for 2015 the number of shares outsanding was 13,399,505.

(B) Comparison of 2015 with 2014

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9: CONTROLS AND PROCEDURES

Security procedures include multiple levels of gold custody, from the mine to sales. Inventory control procedures were set up by an SEC certified auditing firm and continue to be followed.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 18, 2016. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    74  President
                          & Director       1983              1977

Hugh Daniel O'Neill   74  Secretary
                          & Director       2016             2002


Robert Beso           65  Treasurer
                         & Director        2016             2016


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


Hugh Daniel O'Neill III ~ Director, Secretary

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

Robert Beso ~ Director, Treasurer

Robert John Besso was born in Sacramento. Just out of high school, he drew draft # 32 but joined the US Army 101st Airborne Division where he was assigned to tanks. Once in Vietnam he was promoted to Sargent at age 19 and took POINT for nine months. In 1971 he was decorated with two bronze stars (combat infantry badges): oak leaf cluster and V for valor. He earned Soldier of the
Month and was the personal body guard for Officer Coast.   He declined the
offer to continue his military career at West Point and almost died from malaria. He returned to California attending American River College and El Camino College.

Robert decided to cut hair which he has done for thirty-eight years. He has continued to serve our country with 25 years working with Alcoholics Anonymous, Jail and Prison inmates, Boys Ranch and Teen Substance addiction groups. He has and continues to take "point" to protect the things that he values. "Like farmers and ranchers, the miners have value. The Sixteen to One is a reality and will work to reduce the ignorance about mining."

Management Remuneration for the Period Ended December 31, 2016

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2016  $ 60,000       0         0             0
President & CEO  2015  $ 60,000       0         0             0
                 2014  $ 60,000       0         0             0

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common   Michael M. Miller            2,123,597              15%
         Officer and Director
         P.O. Box 941
         Alleghany, CA  95910

Common   M. Blair Hull                1,962,822              14%
         Hull Trading Co.
         401 So. LaSalle, Ste. 505
         Chicago, IL  60605

Common   Kathy N. Hull                1,490,250             10%
         11 Sierra Ave.
         Piedmont, CA  94611


Common   Charles I. Brown
         Family Partnership LTD         833,668             6%
         P.O. Box 1835
         Edwards, CO 81632

Common   Hugh Daniel O'Neill            143,077             1%
         Director - Secretary
         227 Prospect St.
         Nevada City, CA  95959


Common   Robert Beso                     7,500              .1%
         Director - Treasurer
         PO Box 909
         Alleghany, CA 95910


Common   All Officers & Directors     6,560,914             46%
                (as a group)

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

PART IV

ITEM 15:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2016 and December 31, 2015, the results of operations and cash flows for the twelve-month periods ended December 30, 2014, 2015 and 2016. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date March 27, 2017

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       December 31, 2016 & December 31, 2015

ASSETS
                                                        2016        2015
Current Assets
  Cash                                             $  6,956    $  540,662
   Accounts receivable                              105,417        71,525
   Inventory                                      1,010,213       724,050
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                          1,122,586      1,336,237
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                   (1,151,296)  (1,129,128)
                                                -----------  -----------
   Net fixed assets                                115,020      137,188
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          21,460        5,460
                                                  ---------      -------

   Total Assets                                 $ 1,537,443   $1,757,262
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2016       2015
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$ 1,187,920 1,146,492
   Due to related party (see Note 4)                   175,533   724,649
   Notes payable Short-term  (see Note 6)              534,691 1,030,030
                                                      --------   -------
   Total Current Liabilities                         1,898,144 2,901,171
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)       144,449   159,272
                                                      --------   -------
Total Liabilities                                    2,042,593  3,060,443
                                                    ----------  ---------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of Dec. 31,2016
   and 13,399,505 issued and outstanding
   as of December 31, 2015 (see Note 8)            468,836       440,656
   Additional paid-in capital                    2,222,892     2,063,202
   (Accumulated deficit)
   Retained earnings                           (3,196,878)   (3,807,039)
                                              ------------   -----------
   Total Stockholders' Equity                    (505,150)   (1,303,181)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,537,443    $1,757,262
                                              ============  ============

Original Sixteen to One Mine, Inc.
Statement of Operations

                                                    2016      2015       2014
Revenues:
Gold & jewelry sales                           1,356,169    941,972      75,724
Other Income                                      96,000     96,000     155,175
                                                  ------     -------     -------
   Total Revenues                              1,452,169  1,037,972     230,899

Operating expenses:
   Salaries and wages                             60,000     60,000      60,434
   Contract Labor                                358,749    274,333     272,198
   Utilities                                      78,594     59,836      55,106
   Taxes - property & payroll                     19,122     19,123      22,645
   Insurance                                       4,795     14,562       7,632
   Supplies                                       59,370     57,714      90,487
   Small equipment & repairs                      33,445      8,855      17,249
   Drayage                                        13,753     17,685      25,903
   Corporate expense                              14,790     10,897       9,897
   Legal and accounting                           63,233    240,334       7,691
   Mine Maintenance & compliance                  66,323    104,898     125,644
   Depreciation & amortization                    22,166     33,148      11,955
   Other expenses                                 10,856      9,749      33,542
                                                 -------     ------      ------
   Total operating expenses                      805,196    911,134     740,383

   Profit (Loss) from operations                 646,973    126,838   (509,484)

Other Income & (Expense):
Other Income                                      4,550     12,968      46,714
Interest Expense                                (39,894)   (60,454)    (29,899)
Other expense                                      (669)    (2,109)     (1,594)

                                               ---------   --------   ---------
   Total Other Income (Expense)                 (36,013)    (49,595)     15,221

   Profit (Loss) before taxes                    610,960     77,243   (494,263)

   Income tax expense                              (800)      (800)       (800)

Net (loss) income                          $     610,160 $   76,443 $ (495,063)
                                              ==========  ==========   =========

Basic and diluted gain (loss) per share      $     .04  $     .01  $     (.04)
Shares used in the calculation of net
   (loss) income per share                   14,338,855   13,399,505 13,399,505
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2016       2015      2014

Cash Flows From Operating Activities:
Net profit (loss)                          $       610,160 $  76,443 $(495,063)
Operating activities:
   Depreciation and amortization                    22,166    33,148     11,955
   Decrease(Increase) in accounts receivable      (33,892)       679   (67,289)
   Decrease(Increase) in inventory               (286,163)  (476,981)    53,650
   (Decrease) Increase in accounts payable
    accrued expenses                                41,431   202,578    178,572
   (Decrease) Increase in related party loans    (549,116)   553,160   (58,169)
   (Decrease) Increase in short-term notes       (495,339)   186,936    343,094
                                                   --------  -------  ---------

Net cash (used) provided by operating activities (690,753)   575,963   (33,250)

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                              -           -
   sale (Purchase) of fixed assets                      -    (21,225)  (52,982)
   Decrease (Increase) Bonds Misc. deposits       (16,000)    -           -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities  (16,000)   (21,225)  (52,982)

Cash Flows From Financing Activities
 Increase (Decrease) notes payable                (14,823)   (14,076)    41,753
 Proceeds from sale of common stock                28,180      -           -
 Paid in Capital from Shareholders                159,690      -           -
                                                --------    --------   --------
 Net cash provided (used) by financing activities 173,047    (14,076)    41,753

 (Decrease)increase in cash                       (533,706)  540,662   (44,479)
 Cash, beginning of period                         540,662       -       44,479
                                                    ------   -------   --------
 Cash, end of period                            $   6,956  $ 540,662  $    -
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

3. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $1,187,920 at December 31, 2016. This balance includes $717,976 in accrued wages owed to Michael Miller. Mr. Miller's salary has been accrued (not paid) for over ten years and is secured with real estate.

4. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2016 of $175,533 is a loan from a shareholder secured by gold.

5. RELATED PARTY TRANSACTIONS

Debt owed to the company's directors in the amount of $187,870 was converted to stock at .20 per share on December 31, 2016. Of this amount $163,000 was owed to Michael Miller. Also, see Notes 3 & 4 above.

6. NOTES PAYABLE SHORT-Term
Note payable short-term of $534,691 at December 31, 2016 consists of a $500,000 interest-free line of credit as well as accrued interest on a previous loan. There is no specific due date on these loans which are convertable to stock at $1.00 per share.

7. NOTES PAYABLE

Notes payable due after one-year totaling $144,449 consists of the balance remaining on the mortgage for the Gold Crown Mine of $97,236 as well as $15,434 remaining on a loan to purchase a piece of equipment in 2013 and $31,779 secured in 2014 for the purchase of a vehicle.

8.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.03. Issued and outstanding: 14,338,855 shares of common stock. With approx. 3 Million of the total restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.