Form 10-K/A
period 2016-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2017-03-28
CIK 74925

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 11: EXECUTIVE COMPENSATION

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
                (as a group)

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See notes to financial statements.

ITEM 14: PRINCIPLE ACCOUNTING FEES AND SERVICES

Due to monetary constraints, the Company has not hired a SEC certified CPA firm for several years. Most accounting functions are performed by the Company in-house with the exception of the depreciation schedule which is maintained by an outside CPA firm.

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

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date March 28, 2017

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