Form 10-K/A
period 2016-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2017-05-22
CIK 74925

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common   Michael M. Miller            2,123,597              15%
         Officer and Director
         P.O. Box 941
         Alleghany, CA  95910

Common   M. Blair Hull                1,962,822              14%
         Hull Trading Co.
         401 So. LaSalle, Ste. 505
         Chicago, IL  60605

Common   Kathy N. Hull                1,490,250             10%
         11 Sierra Ave.
         Piedmont, CA  94611


Common   Charles I. Brown
         Family Partnership LTD         833,668             6%
         P.O. Box 1835
         Edwards, CO 81632

Common   Hugh Daniel O'Neill            143,077             1%
         Director - Secretary
         227 Prospect St.
         Nevada City, CA  95959


Common   Robert Beso                     7,500              .1%
         Director - Treasurer
         PO Box 909
         Alleghany, CA 95910


Common   All Officers & Directors     2,274,174             16%
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

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date May 22, 2017

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