Form 10-Q
period 2017-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2017-07-18
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2017       Commission File No. 001-10156



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


As of March 31, 2017, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       March 31, 2017 & December 31, 2016

ASSETS

Current Assets
  Cash                                             $ 39,009    $    6,956
   Accounts receivable                               67,965       105,417
   Inventory                                        831,110     1,010,213
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            938,084     1,122,586
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                   (1,156,838)  (1,151,296)
                                                -----------  -----------
   Net fixed assets                                109,478      115,020
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         21,460       21,460
                                                  ---------      -------

   Total Assets                                  $1,347,399   $1,537,443
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      March 31, 2017 & December 31, 2016

Current Liabilities
   Accounts payable & accrued expenses              $1,176,543 1,187,920
   Due to related party                                206,462   175,533
   Notes payable Short-term                            535,328   534,691
                                                      --------   -------
   Total Current Liabilities                        1,918,333  1,898,144
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    139,867   144,449
                                                      --------   -------
Total Liabilities                                   2,058,199  2,042,593
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of March 31,2017
   and as of December 31, 2016                     468,836       468,836
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,402,529)   (3,196,878)
                                              ------------   -----------
   Total Stockholders' Equity                    (710,801)     (505,150)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,347,399    $1,537,443
                                              ============  ============





                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2017 and March 31, 2016

                             Three Months Ending March 31,
                                      2017            2016
                                    ------          ------
Revenues:
  Gold & jewelry sales             $ (55,828)  $   314,167
  Other Revenue                       24,000        24,000
                                   -----------   -----------
     Total revenues                  (31,828)       338,167
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  15,000        15,000
  Contract Labor                      68,968        92,258
  Telephone & utilities               16,722        25,132
  Taxes - property & payroll           4,056         5,680
  Supplies                             9,248        27,481
  Insurance                            1,036           582
  Small equipment & repairs           18,414        21,327
  Drayage                              2,209         2,963
  Corporate expenses                   1,840         3,900
  Legal fees and penalties             5,918         2,453
  Mine Maintenance & Compliance       19,367        21,625
  Depreciation & amortization          5,542         5,542
  Other operating expenses               892         3,516
                                   ----------   ----------
  Total operating expenses           169,212       230,968
                                 ----------     ----------
  Profit (Loss) from operations    (201,040)       107,199

Other Income & Expenses:

Other Income                          1,587           800
Other Expenses                        6,197        14,525
                                    -------       --------
Total Other Income (Expense)        (4,610)       (13,725)
                                 ----------    -----------
Profit (Loss) before taxes        (205,650)        93,474
                                 ----------     -----------
Income Tax Benefit                      -            800
Net Profit (Loss)             $   (205,650)   $    92,674
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $        (.014)   $      .007
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           14,338,855    13,399,505
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2017 and March 31, 2016

                                              Three Months Ended March 31,
                                               2017                   2016
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $        (205,650)         $     97,674
  operating activities:
     Depreciation                                    5,542                5,542
     (Increase)Decrease in
        accounts receivable                         37,452                  656
     Decrease(Increase) in inventory               179,103               53,737
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                       (11,377)               16,140
    (Decrease) increase related-party loans         30,929            (205,179)
    (Decrease) increase in short term notes            637            (497,287)


                                              ------------           ----------
  Net cash (used) provided by
     operating activities                           36,636            (528,717)
                                              ------------          -----------

Cash Flows From Investing Activities:


  (Increase) Decrease Bonds, Misc Deposits           -                      460
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                             -                      460
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (4,583)              (4,026)
  (Increase) decrease in notes receivable              -                   -
  Proceeds from sale of common stock                   -                   -
  Additional paid-in capital                           -                   -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                           (4,583)              (4,026)
                                              ------------         ------------
 (Decrease) increase in cash                        32,053            (532,283)

Cash, beginning of period                           6,956               540,662
                                              ------------           ----------
Cash, end of period                            $   39,009   $             8,379
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       6,365         $    13,980
    Income Taxes                             $          -         $        800
                                              ============         ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

I.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating The Sixteen to one mine in Alleghany, California.

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion and specimens are quoted at the market price for gold bullion. Jewelry is quoted at the market price for gold content plus labor cost.
Due to limitations of the Company's accounting software all inventory is accounted for using average cost.

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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2017 and December 31, 2016, the results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

Assets

For the three-month period ending March 31, 2017, compared to December 31, 2016, cash increased by $32,053 (461%) due to payments on accounts receivable.


Accounts Receivable decreased by $37,452 (36%) as customers paid their bills.

Inventory decreased by $179,103 (18%) due to sales of existing inventory and no gold production in the quarter ended March 31,2017.

Liabilities

For the three-month period ending March 31, 2017, compared to December 31, 2016, notes due related parties increased by $30,929 (18%) due to the return of some material that had been used to pay down a loan.



STATEMENT OF OPERATIONS

Revenues

Gold revenues for the three-month period ending March 31, 2017 decreased by $369,995 (118%) compared with the same period in 2016 due to increased sales in the first quarter of 2016 as well as some gold production in 2016 compared to no production in the first quarter of 2017. Additionally, some material sold in a previous period was returned, negatively impacting sales in the quarter ended March 31, 2017.

Gold and Jewelry Sales is reflected as a negative number for the current period due to the unique nature of gold mining. GAAP for mines permits the recognition of revenue at the time the gold is pulled from the ground and put into inventory. Cost of goods sold (COGS) is based on averaged historical gold prices. Currently the Company's COGS exceeds revenue when gold is sold at spot price.

The majority of the Company's gold sales exceed spot price because of the value added for specimen and gemstone material. However, in the first quarter of 2017 most of the gold sold was in the form of dore shipped to the refinery and sold at spot price.

Expenses

For the three-month period ended March 31, 2017 compared to the same period in 2016 total operating expenses decreased by $56,756 (25%) primarily due to a smaller crew in 2017 compared to 2016.

For the three-month period ended March 31, 2017 compared to the same period in 2016 the company showed a loss of $205,650 compared to a profit of $97,674.
The $303,324 difference is primarily due to the lower income figure as explained above. Management directed the crew to renovate the 49 winze, the main travelway to all levels below the 800 level. Therefore, no gold production was expected.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

PART II

LEGAL PROCEEDINGS

The US Ninth Circuit Court of Appeals (San Francisco) accepted the Company's request to review illegal citations issued by the Mine Safety Health Administration.


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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2016.

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


/s/Michael M. Miller
President and Director
Dated: July 17, 2017