Form 10-Q
period 2017-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2017-08-16
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2017       Commission File No. 001-10156



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


As of June 30, 2017, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

ITEM 1.  FINANCIAL INFORMATION

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       June 30, 2017 & December 31, 2016

ASSETS

Current Assets
  Cash                                             $ 39,386    $    6,956
   Accounts receivable                               69,275       105,417
   Inventory                                        815,533     1,010,213
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            924,194     1,122,586
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                   (1,162,380)  (1,151,296)
                                                -----------  -----------
   Net fixed assets                                103,936      115,020
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         21,460       21,460
                                                  ---------      -------

   Total Assets                                  $1,327,967   $1,537,443
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      June 30, 2017 & December 31, 2016

Current Liabilities
   Accounts payable & accrued expenses              $1,180,665 1,187,920
   Due to related party                                188,458   175,533
   Notes payable Short-term                            535,973   534,691
                                                      --------   -------
   Total Current Liabilities                        1,905,096  1,898,144
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    135,842   144,449
                                                      --------   -------
Total Liabilities                                   2,040,938  2,042,593
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of March 31,2017
   and as of December 31, 2016                     468,836       468,836
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,404,699)   (3,196,878)
                                              ------------   -----------
   Total Stockholders' Equity                    (712,971)     (505,150)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,327,967    $1,537,443
                                              ============  ============





                              See Accompanying Notes

     Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending June. 30,    Six Months Ending June. 30,
                              2017            2016           2017           2016
                             ------          ------         ------         -----
Revenues:
     Gold & Jewelry Sales     156,999       183,657       101,171       497,824
     Other Revenue             24,000        24,000        48,000        48,000

                             ---------    ---------      --------      --------
     Total revenues         $ 180,999 $    207,657   $    149,171   $   545,824
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,000       15,000         30,000        30,000
  Contract Labor               72,962      122,291        141,930       214,549
  Utilities                    25,217       14,510         41,938        34,642
  Taxes - property & payroll    4,028        5,348          8,084        11,028
  Supplies                     10,862        9,079         20,110        36,560
  Insurance                     1,091        1,007          2,127         1,589
  Small equipment & repairs     3,052        3,697         21,466        25,024
  Drayage                       5,116        3,757          7,325         6,694
  Corporate expenses            7,341        5,617          9,181         9,517
  Legal and Compliance          1,404       21,993          7,322        24,446
  Mine Maintenance             23,335       14,700         42,702        39,861
  Depreciation & amortization   5,542        5,542         11,084        11,084
  Other expenses                1,928        1,191          2,821         4,706
                           ----------   ----------        -------       -------
  Total operating expenses    176,878      223,732        346,090       449,700
                          ----------    ----------       --------      --------
Profit (Loss) from operations   4,121     (16,075)      (196,919)        96,124

Other Income:                   1,642        1,155          3,229         1,955
Other Expense:                  7,133        8,573         13,330        23,098
                             --------     ---------      ---------    ---------
 Total Other income(expense)  (5,491)       (7,418)      (10,101)      (21,143)
                             --------    ----------       -------      --------
Profit (Loss) before taxes    (1,370)      (23,493)      (207,020)       74,981
                             --------    ----------     ---------     ---------
Income tax benefit (expense)    (800)                       (800)         (800)
                             --------    ----------      ---------     --------
Net profit (loss)      $      (2,170) $    (23,493)   $   (207,820)  $   74,181
                         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share     $   (.0002)     $     .002   $     (.015)    $     .006
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 14,338,855     13,399,505       14,338,855   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30, 2017 and June 30, 2016

                                             Six Months Ended June 30,
                                                 2017                   2016
                                           --------------         ------------


Net profit (loss)                             $   (207,820)        $     74,182
  Cash Flows From Operating Activities:
     Depreciation and amortization                  11,084               11,084
          (Increase)Decrease in
        accounts receivable                         36,142                   16
     Decrease(Increase) in inventory               194,680              221,831
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                        (7,255)               20,194
    (Decrease) increase in related party loans      12,925            (354,273)
    (Decrease) increase in short term notes          1,281            (496,643)

                                              ------------           ----------
  Net cash (used) provided by
     operating activities                           41,037            (523,609)
                                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                              _                   -
  Proceed from sale real estate                      -                   -
  Other assets bonds misc. deposits                  -                 460
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                             -                 460
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable               (8,607)             (7,203)
  Proceeds from sale of common stock                  -                  -
  Additional paid-in capital                          -                  -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                           (8,607)             (7,203)
                                               ------------        ------------

(Decrease) increase in cash                        32,430            (530,352)

Cash, beginning of period                           6,956              540,662
                                                ------------         ----------
Cash, end of period                               $39,386    $          10,310
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      13,091         $     22,301
                                               ============         ===========
    Income taxes                             $         800          $       800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2017 and December 31, 2016, the results of operations and cash flows for the three-month and six-month periods ended June 30, 2017 and 2016. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and
Item 310(b) of Regulation S-B.

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

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". By industry wide definition of phases of a mine operation, the operation during this quarter is rehabilitation. Due to the extensive workings and small size of the crew, maintenance and rehabilitation must periodically be prioritized over exploration, development and production. Exploration aims at locating the presence of economic deposits and establishing their nature, shape and grade. The investigation may be divided into (1) initial and (2) final. At the Sixteen to one the search for gold or ore embraces: (1) geological surveys;
(2) geophysical prospecting; (3) boreholes; (4) surface or underground headings, drifts or tunnels. When operations detect the presence of gold, the Company evaluates the indicators and if warranted, moves its operation from exploration to development. When the presence of gold is evaluated, the Company moves its operation into production. The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital. The Company has announced general plans to build a new shaft in the northern section of its Alleghany patented claims when funds are available.



BALANCE SHEET COMPARISONS

Assets:
For the six-month period from December 31, 2016 to June 30, 2017 cash increased by $32,430 (466%) and Accounts Receivable decreased by $36,142 (34%) due to payments on account by customers.

For the same six-month period inventory decreased by $194,680 (19%) due to the sale of inventory combined with a lack of gold-production. No gold production is anticipated while the company focuses its efforts on rehabilitation of the 49 winze.

Liabilities:
Liabilities did not change significantly.

STATEMENT OF OPERATIONS

Revenues for the three-month and six-month periods ended June 30, 2017 were $26,658 (13%) and $396,653 (73%)lower respectively than the same periods in 2016 primarily due to less gold sales in 2017 and higher cost-of-goods sold as more material was sold as bullion rather than value-added jewelry material in 2017.

Operating expenses for the three-month period ended June 30,2017 decreased overall by 21% compared to the same period in 2016. Specific categories which decreased substantially include: Contract Labor 40% due to a smaller crew in 2017, Legal & Compliance 94% due to penalties in 2016, Mine Maintenance 59% due to a smaller operation as noted above.

Operating expenses for the six-month period ended June 30,2017 decreased by 23% compared to the same period in 2016 due to changes in the categories listed above.

For the three-month period ended June 30, 2017 the company showed a loss of $2,170 compared to a loss of $23,493 for the same period in 2016. The
94% difference is due to lower operating expenses in 2017. For the six-month period ended June 30,2017 the company showed a loss of $207,820 compared to a profit of $74,181 for the same period in 2016. The 380% difference is primarily due to the lack of gold production in 2017 combined with higher cost-of-goods sold (COGS).


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

On May 30, 2017, the Company attorney contacted the governments attorneys and suggested Original Sixteen to One Mine, Inc (The Company) would consider a voluntary dismissal with each party to bear its own costs and fees. The attorneys for MSHA and the Secretary of Labor agreed and a stipulated motion for voluntary dismissal and granted by the Ninth Circuit on June 6, 2017. The illegality surrounding Section 4 of the Mine Act is an important subject for all miners. The Ninth Circuit is often characterized as an outlier court that is frequently reversed by the Supreme Court. Perhaps it would understand this issue and (as outlier) rule for The Company.

President Miller has given careful consideration to this issue. The time arrived to move MSHA into accountability in the 21st century regarding the law. Plumbago presented overwhelming facts that the Plumbago did not meet the intent of Congress in passing An Act in 1977. A Court challenge, however, must wait due to the Utah prairie dog.

The Tenth Circuit (Denver) on March 29, 2017 affirmed an Endangered Species Act
(ESA) challenge that the intrastate Utah prairie dog required protection because: Interstate travelers stimulate interstate commerce through recreational observation and scientific study of endangered or threatened species. This decision added fuel to a burning California issue of the delta smelt, which the Ninth Circuit reasoned also affected interstate commerce
(2014).

The Tenth Circuit expressly approved the Ninth Circuits reasoning in the delta smelt case, and similarly found the ESA had a substantial relation to interstate commerce even if the prairie dog itself did not. [We] conclude that Congress had a rational basis to believe that providing for the regulation of take of purely intrastate species like the Utah prairie dog is essential to ESAss comprehensive regulatory schemes. The Tenth Circuit ultimately therefore found that federal regulation of the purely intrastate prairie dog was within the federal power under the Commerce Clause.

The prairie dog case is recent and may lead to a request for review with the Supreme Court. Seeking review by the U.S. Supreme Court is always a time-consuming and expensive proposition, particularly since it requires 16/1 to go through the Ninth Circuit appellate process. The Company sees no chance of prevailing due to judicial affirmation of travelers admiring the Utah prairie dog over property rights of Utah residents.


ITEM 1A RISK FACTORS

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

ITEM 2 UNREGISTERED SALES OF EQUITY

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  MINE SAFETY DISCLOSURES

For the three-month period ended June 30,2017 no citations under Section 104(a) S&S was issued. No citations under 104(b) Orders, 104 (d) S&S Citations Section 110 (b)(2) Violations or Section 107 (a) Orders were issued.

One citation was issued during the three-month period ended June 30, 2017. The penalty has not been assessed yet.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2017.

ITEM 6 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


/s/Michael M. Miller
President and Director
Dated:  August 15, 2017