Form 10-Q
period 2017-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2017-11-14
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2017       Commission File No. 001-10156



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


As of September 30, 2017, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

ITEM 1.  FINANCIAL INFORMATION

                             Original Sixteen to One Mine, Inc.
Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       September 30, 2017 & December 31, 2016

ASSETS

Current Assets
  Cash                                             $ 16,420    $    6,956
   Accounts receivable                               43,923       105,417
   Inventory                                        749,675     1,010,213
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            810,018     1,122,586
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                   (1,167,922)  (1,151,296)
                                                -----------  -----------
   Net fixed assets                                 98,394      115,020
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         21,460       21,460
                                                  ---------      -------

   Total Assets                                  $1,208,249   $1,537,443
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      September 30, 2017 & December 31, 2016

Current Liabilities
   Accounts payable & accrued expenses              $1,191,248 1,187,920
   Due to related party                                198,382   175,533
   Notes payable Short-term                            536,698   534,691
                                                      --------   -------
   Total Current Liabilities                        1,926,328  1,898,144
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    131,819   144,449
                                                      --------   -------
Total Liabilities                                   2,058,147  2,042,593
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of Sept. 30,2017
   and as of December 31, 2016                     468,836       468,836
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,541,626)   (3,196,878)
                                              ------------   -----------
   Total Stockholders' Equity                    (849,898)     (505,150)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,208,249    $1,537,443
                                              ============  ============





                              See Accompanying Notes

     Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                              2017            2016           2017           2016
                             ------          ------         ------         -----
Revenues:
     Gold & Jewelry Sales      29,853        64,974       131,024       562,797
     Other Revenue             24,000        24,000        72,000        72,000

                             ---------    ---------      --------      --------
     Total revenues         $  53,853 $     88,974  $    203,024   $    634,797
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,000       15,000         45,000        45,000
  Contract Labor               71,540       63,535        213,470       278,084
  Utilities                    19,183       24,543         61,121        59,184
  Taxes - property & payroll    7,837       10,331         15,921        21,359
  Supplies                      3,820       11,253         23,930        47,813
  Insurance                     1,091          967          3,218         2,556
  Small equipment & repairs     1,387        1,267         22,853        26,291
  Mine Maintenance             45,250       17,316         87,953        57,176
  Drayage                       4,067        4,007         11,592        10,701
  Corporate expenses            1,192        1,272         10,374        10,790
  Legal and Compliance          5,276       28,833         12,598        53,279
  Depreciation & amortization   5,542        5,542         16,626        16,626
  Other expenses                1,275        1,353          4,095         6,060
                           ----------   ----------        -------       -------
  Total operating expenses    182,660      185,219        528,751       634,919
                          ----------    ----------       --------      --------
Profit (Loss) from operations(128,807)    (96,245)      (325,727)         (122)

Other Income:                   1,979          800          5,208         3,400
Other Expense:                  7,582        6,578         20,912        30,320
                             --------     ---------      ---------    ---------
 Total Other income(expense)  (5,603)       (5,778)       (15,704)     (26,920)
                             --------    ----------       -------      --------
Profit (Loss) before taxes  (134,410)     (102,023)      (341,431)     (27,042)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)   2,517                       (3,317)        (800)
                             --------    ----------      ---------     --------
Net profit (loss)      $    (136,927) $   (102,023)   $  (344,748)  $  (27,842)
                         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share     $    (.01)     $   (.008)    $     (.024)    $   (.002)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 14,338,855     13,399,505       14,338,855   13,399,505
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2017 and Sept. 30, 2016

                                             Nine Months Ended Sept. 30,
                                                 2017                   2016
                                           --------------         ------------


Net profit (loss)                             $   (344,748)        $   (27,842)
  Cash Flows From Operating Activities:
     Depreciation and amortization                  16,626               16,626
          (Increase)Decrease in
        accounts receivable                         61,494              (2,086)
     Decrease(Increase) in inventory               260,538              297,700
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                          3,328               81,222
    (Decrease) increase in related party loans      22,819            (378,323)
    (Decrease) increase in short term notes          2,007            (495,346)

                                              ------------           ----------
  Net cash (used) provided by
     operating activities                           22,094            (508,049)
                                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                                 _                _
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits                     -           (16,000)
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                               -             (16,000)
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable              (12,630)             (12,171)
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                          (12,630)             (12,717)
                                               ------------        ------------

(Decrease) increase in cash                          9,464            (536,662)

Cash, beginning of period                            4,442              540,662
Cash, end of period                               $ 16,420    $           4,442
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      20,483         $     30,006
                                               ============         ===========
    Income taxes                             $       3,317          $       800
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

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion and specimens are quoted at the market price for gold bullion.
Jewelry is quoted at the market price for the gold content plus labor cost. Inventory is accounted for using the Average Cost method due to the limitations of the Company's accounting software. Valuation adjustments to account for changes in the price of gold are made quarterly.

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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2017 and December 31, 2016, the results of operations and cash flows for the three-month and nine-month periods ended Sept. 30, 2016 and 2017. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. The same company owns and operates (maintains) the mine. Original Sixteen to One Mine Inc. (owner) was incorporated in California in 1911. Experts estimate that less than twenty percent of the ore deposit has been mined. Production is approximately 1,500,000 ounces of gold.

There are over twenty-eight miles of horizontal workings and millions of cubic feet of vertical excavations called stopes. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to classify the ore underground. This has the positive affect of reducing the volume of rock from the mine, thereby reducing costs. Maps and reports comprise a valuable tool for evaluating present and future mining operations.

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


Our crew began a tough but significant project last December: reestablish the 49 WINZE for mining. (WINZE is a vertical opening driven downward connecting two or more levels in a mine). Crumpled stairs and ground support, failed electrical switches, transformers and wire, dilapidated compressed air and water lines faced the miners. The 49 WINZE, access to the southern levels (of the underground), is a vital component of mining. It became a victim of depreciated gold prices over a decade ago. The task seemed an overwhelming head ache to even think about its rejuvenation; but we did think about it and decided to risk last year's profit here. Why is our future tied with the 49 WINZE project?

The Company has two new gold detectors with proven successes of identifying gold in quartz previously undetected with older models. Our miners stopped working in the deep levels due to uncontrollable economic changes. It was not the absence of gold. Multiple areas with visible gold targets were left that are now below the water. Our current inventory provides the capital to open those levels for mining. The 49 WINZE also satisfies federal requirements for a second exit for miners.

The crew worked every quarter this year to reestablish safe access (ground support) in the winze, Utilities are in place (compressed air, water, communications) from the 800 foot level to the 1700 foot level. Stairs or ladders are also in place. Simultaneously, the water level is continuously lowering. It is between the 1700 and 1900 level. Predictions are difficult with this type of work; however it is likely the crew will reach the 1900 foot level this year.

Last year besides mining gold and maintaining or repairing infrastructure, regulatory drama was a factor. It has lessened. A more common sense approach regarding federal MSHA inspectors is noticed. Tools of reason and common sense played a part. MSHA took notice that the requirements for an inspector have been ignored and determined as "unlawful". California's misguided water public servants may soon recognize similar facts regarding the overreach by its Prosecution Team of lawyers. Regulating government agencies have cost us dearly in time and money.

California is nationally known for its environmental hostilities towards business. The mineral and timber extraction business became easy targets. Our operation does zero environmental/public harm, zero. Sixteen to One water has minerals naturally because the entire watershed and Kanaka Creek are mineralized. Water passing through our property has no adverse effect on any beneficial use downstream. Outright reckless enforcement by some Californian public servants may be shifting towards reason. Top water consultants are working with regulators to fix some problems.

BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2016 to Sept. 30, 2017 total assets decreased by 21% primarily due to a 58% decrease in Accounts Receivable and a 26% decrease in inventory. The corresponding revenue from these decreases was used to fund operations.

For the same nine-month period related party payables decreased by 13%.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2017 were 39% lower than the same period in 2016 primarily due to no gold production in 2017.

Revenues for the nine-month period ended Sept. 30, 2017 compared to the same period in 2016 were 68% lower due to the lack of gold production in 2017 and lower sales of existing inventory in 2017 compared to 2016.


Operating expenses for the three-month period ended Sept 30,2017 were similar to the same period in 2016.

Operating expenses for the nine-month period ended Sept 30,2017 decreased by 17% compared to the same period in 2016 due to a smaller work-force in 2017.

For the three-month period ended Sept. 30, 2017 the company showed a loss of $136,927 compared to a loss of $102,023 for the same period in 2016. The
34% difference is due to lower gold sales in 2017. For the nine-month period ended Sept. 30, 2017 the company showed a loss of $344,748 compared to a loss of $27,842 for the same period in 2016. The 1,138% difference is primarily due to the sale of less inventory in 2017 compared to 2016.


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

ITEM 2 UNREGISTERED SALES OF EQUITY

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  MINE SAFETY DISCLOSURES

For the three-month period ended September 30, 2016 NO citations under Section 104(a) S&S, 104(b) Orders or 104 (d) S&S Citations Section 110 (b)(2) Violations or Section 107 (a) Orders were issued.

A total of two citations were issued during the three-month period ended Sept 30, 2017. The total proposed penalties on these four citations is $984

These citations are being contested.


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


/s/Michael M. Miller
President and Director
Dated:  November 14, 2017