Form 10-K
period 2017-12-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2018-04-25
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



               For the fiscal year ended December 31, 2017
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

Large accelerated filer [  ]               Accelerated filer [ ]

Non-accelerated filer [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-d of the act). Yes [] No[x]

As of December 31, 2017, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

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

Advancement in metal detection technology has steadily progressed over the past twenty years. Greater sensitivity in metal detection has historically increased gold production throughout the mine. Since the Company lacks the funds to carry forth scientific research, it is impossible to predict when a new device will be developed; however, the hardware used in advanced gold detection has continued to improve. In September 2012, the company completed negotiating a service agreement with a technology start-up company based in Silicon Valley, California. To-date it has failed todeliver on its representations to the Company.

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

(d) Liquidity

Gold inventory at December 31, 2017, was $652,228 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


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

ITEM 3:  LEGAL PROCEEDINGS

Both 104(b) orders issued in 2016 included in the Mine Safety Discosures for the 2016 10-K were dismissed on November 22, 2017; MSHA Docket # West 2017-0173. This docket also included ten citations which were also dismissed on the same date.

Formal notification was sent to the State Water Resources Control Board on January 8, 2018, as required to conduct a public hearing with the State Water Resources Control Board. "OPERATOR requests a hearing with you to present new evidence, seek answers to our questions of staff and challenge misinformation in a hearing held by the Central Valley Regional Water Control Board (CVRWQCB) on December 8, 2017. We are also confident that evidence presented by staff to the board members is inconsistent with California laws regarding relevant water issues. We received a copy of the result of the hearing by mail dated 14 December 2017, attached to this letter. We challenge this decision."

The full request is publically recorded at www.origsix.com on the FORUM (topic Water and Arsenic: which came first on 01/26/2018)

ITEM 4  MINE SAFETY DISCLOSURES

For the twelve month period ended December 31, 2018, a total of 10 citations with a total assessed value of $3,184 were issued to the mine operator. All except for one have been contested.

During the same 12 month period there was one 104(a) S&S citation and no 104(b) orders.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2013 through 2017 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2017   $ .52   $ .52  $   *    $  *   $  .49 $  .49   $  .49   $  .49
    2016      *       *       *       *       *      *       .52      .52
    2015      *       *      .44     .44    .56     .56        *       *
    2014      *       *      .46     .54      *      *       .42      .42
    2013     .89     .89     .86     .65      *      *         *       *
    2012     .49     .49     .49     .49      *      *         *       *
    2011      *       *      .55     .55      *      *         *       *
    2010      *       *      .89     .45      *      *        .55     .50
    2009     .60     .45      *       *       .40    .40      .45     .60
    2008     .89     .75     .89     .75      *        *        *     *


* No trades took place on the Company website in these quarters.

ITEM 6: SELECTED FINANCIAL DATA

Year             2017          2016          2015          2014          2013
                ----          ----          ----          ----          ----
Sales           287,212    1,452,169    1,037,972        230,899       300,923
Income(loss)   (429,965)    610,160       76,443       (495,063)     (227,097)
Income(loss)
per share        (.03)         .04           .01           (.04)         (.02)

Total Assets  1,127,813    1,537,443    1,757,262        752,221      742,034
Total Debt    2,062,927    2,042,593    3,060,443      2,131,844    1,626,594
SH Equity     (935,114)    (505,150)   (1,303,181)    (1,379,623)   (884,560)

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


(A) Comparisons of 2017 with 2016.

Balance Sheet Comparisons

Assets:

For the one-year period ended December 31, 2017, compared to the one-year period ended December 31, 2016, Accounts Receivable decreased by $25,500 (24%) primarily due to customer payments in 2017.

For the one-year period ended December 31, 2017, compared to the one-year period ended December 31, 2016 inventory decreased by $357,985 (35%) due to maintenance work only in 2017 (no gold production) combined with sales of inventory to fund the operation.

Liabilities:

For the one-year period ended December 31, 2017, compared to the one-year period ended December 31, 2016 notes payable related parties increased by $25,350 (14%) mainly due to the return of some gold-quartz material that had been applied against the shareholders loan in 2016. (See note 4 at the end of these financial statements)

For the one-year period ended December 31, 2017, compared to the one-year period ended December 31, 2016 long-term notes decreased by $16,706 (12%) as a result of scheduled payments with no new loans taken out.

Statement of Operations

Income:

For the one-year period ended December 31, 2017 compared to the one-year period ended December 31, 2016, revenue decreased by $1,164,956 (86%) primarily due to no gold production in 2017 compared to 2016 which had production.

Operating Expenses:

For the one-year period ended December 31, 2017, compared to the one-year period ended December 31, 2016, operating expenses decreased overall by $119,196 (15%) due to decreased activity and a smaller crew in 2017.

Other Income and Expense:

For the one-year period ended December 31, 2017, compared to the one-year period ended December 31, 2016 other income increased by $1,311 (29%) and other expenses did not change significantly.

For the one-year period ended December 31, 2017, compared to the one-year period ended December 31, 2016, interest expense decreased by $12,285 (31%) due to lower loan balances in most of 2017.

The company showed a loss of $429,965 in 2017 compared to a profit of $610,160 in 2016. The $1,040,125 (170%) difference was due to maintenance work only in 2017 (no gold production) compared to 2016 which did have gold production. The basic and diluted loss per share was .03 in 2017 compared to a gain of .04 in 2016. The number of shares used for both calculations was 14,338,855.

(B) Comparisons of 2016 with 2015.

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

Operating Expenses:

For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015, operating expenses decreased overall by $105,938 (12%). Most categories increased due to increased activity, but this was offset by a decrease in Mine Maintenance and Compliance of $177,101 (74%) in 2016 compared to 2015.

Other Income and Expense:

For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015 other expenses and income did not change significantly.

For the one-year period ended December 31, 2016, compared to the one-year period ended December 31, 2015, interest expense decreased by $20,560 (34%) due to the pay-down of loans in 2016.

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

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on June 16, 2018. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    75  President
                          & Director       1983              1977

Hugh Daniel O'Neill   75  Secretary
                          & Director       2016             2002


Robert Beso           66  Treasurer
                         & Director        2016             2016


Michael M. Miller-Director, President and CEO

As President and Chief Executive Officer, Mr. Miller is responsible for the day-to-day operations of the Company. In 1975, Mr. Miller became the sole proprietor of Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). In 1991 he was appointed a member of the Sierra County Planning Commission (Chairman in 1992, 1993, 1999 and 2000) until 2001. Mr. Miller is licensed as a California Class A general engineering contractor. He was a member of the American Institute of Mining Engineers.
In 1965, Mr. Miller received a B.A. from the University of California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.


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

ITEM 11: EXECUTIVE COMPENSATION

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2017  $ 60,000       0         0             0
President & CEO  2016  $ 60,000       0         0             0
                 2015  $ 60,000       0         0             0

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

ITEM 14: PRINCIPLE ACCOUNTING FEES AND SERVICES

Due to monetary constraints, the Company has not hired a SEC certified CPA firm for several years. Most accounting functions are performed by the Company in-house with the exception of the depreciation schedule and tax returns which are handled by outside CPA firms.

PART IV

ITEM 15:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2017 and December 31, 2016, the results of operations and cash flows for the twelve-month periods ended December 30, 2015, 2016 and 2017. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date April 25, 2018

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       December 31, 2017 & December 31, 2016

ASSETS
                                                        2017        2016
Current Assets
  Cash                                             $  6,986    $    6,956
   Accounts receivable                               79,917       105,417
   Inventory (see Note 1)                           652,228     1,010,213
   Other current assets                                 -            -
                                                    -------       -------
    Total current assets                            739,131     1,122,586
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                   (1,177,471)  (1,151,296)
                                                -----------  -----------
   Net fixed assets                                 88,845      115,020
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          21,460       21,460
                                                  ---------      -------

   Total Assets                                 $ 1,127,813   $1,537,443
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2017       2016
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$ 1,197,026 1,187,920
   Due to related party (see Note 4)                   200,882   175,533
   Notes payable Short-term  (see Note 6)              537,276   534,691
                                                      --------   -------
   Total Current Liabilities                         1,935,184 1,898,144
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)       127,743   144,449
                                                      --------   -------
Total Liabilities                                    2,062,927  2,042,593
                                                    ----------  ---------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of Dec. 31, 2017
   and December 31, 2016 (see Note 8)              468,836       468,836
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,626,842)   (3,196,878)
                                              ------------   -----------
   Total Stockholders' Equity                    (935,114)     (505,150)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,127,813    $1,537,443
                                              ============  ============

Original Sixteen to One Mine, Inc.
Statement of Operations

                                                    2017      2016       2015
Revenues:
Gold & jewelry sales                             191,212  1,356,169     941,972
Other Income                                      96,000     96,000      96,000
                                                  ------     -------     -------
   Total Revenues                                287,212  1,452,169   1,037,972

Operating expenses:
   Salaries and wages                             60,000     60,000      60,000
   Contract Labor                                272,095    358,749     274,333
   Utilities                                      82,855     78,594      59,836
   Taxes - property & payroll                     18,093     19,122      19,123
   Insurance                                       5,541      4,795      14,562
   Supplies                                       29,335     59,370      57,714
   Small equipment & repairs                      26,404     33,445       8,855
   Drayage                                        14,750     13,753      17,685
   Corporate expense                              11,419     14,790      10,897
   Legal and compliance                           17,908     63,233     240,334
   Mine Maintenance                              115,135     66,323     104,898
   Depreciation & amortization                    26,175     22,166      33,148
   Other expenses                                  5,848     10,856       9,749
                                                 -------     ------      ------
   Total operating expenses                      685,558    805,196     911,134

   Profit (Loss) from operations               (398,346)    646,973     126,838

Other Income & (Expense):
Other Income                                      5,861      4,550      12,968
Interest Expense                                (27,609)   (39,894)    (60,454)
Other expense                                      (740)      (669)     (2,109)

                                               ---------   --------   ---------
   Total Other Income (Expense)                 (22,488)    (36,013)    (49,595)

   Profit (Loss) before taxes                  (420,834)    610,960      77,243

   Provision for income taxes                      9,131        800         800

Net (loss) income                          $    (429,965) $  610,160 $    76,443
                                              ==========  ==========   =========

Basic and diluted gain (loss) per share $ (.03) $ .04 $ .01 Shares used in the calculation of net
   (loss) income per share                   14,338,855   14,338,855 13,399,505
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2017       2016      2015

Cash Flows From Operating Activities:
Net profit (loss)                          $     (429,965) $  610,160 $  76,443
Operating activities:
   Depreciation and amortization                    26,175    22,166     33,148
   Decrease(Increase) in accounts receivable        25,501   (33,892)       679
   Decrease(Increase) in inventory                 357,985  (286,163) (476,981)
   (Decrease) Increase in accounts payable
    accrued expenses                                 9,106    41,431    202,578
   (Decrease) Increase in related party loans       25,349 (549,116)    553,160
   (Decrease) Increase in short-term notes           2,585 (495,339)    186,936
                                                   --------  -------  ---------

Net cash (used) provided by operating activities    16,736 (690,753)    575,963

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                       -      -           -
   sale (Purchase) of fixed assets                      -      -       (21,225)
   Decrease (Increase) Bonds Misc. deposits             -   (16,000)      -
                                                  ---------  --------  --------
Net cash (used) provided by investing activities        -    (16,000)  (21,225)

Cash Flows From Financing Activities
 Increase (Decrease) notes payable                (16,706)   (14,823)  (14,076)
 Proceeds from sale of common stock                   -        28,180      -
 Paid in Capital from Shareholders                    -       159,690      -
                                                --------     --------   --------
 Net cash provided (used) by financing activities (16,706)    173,047  (14,076)

 (Decrease)increase in cash                             30  (533,706)   540,662
 Cash, beginning of period                           6,956    540,662      -
                                                    ------   -------   --------
 Cash, end of period                            $    6,986 $   6,956  $ 540,662
                                                  =========  ========= ========

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

3. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $1,197,026 at December 31, 2017. This balance includes $753,783 in accrued wages owed to Michael Miller. Mr. Miller's salary has been mostly accrued (not paid) for over ten years and is secured with real estate.

4. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2017 of $200,883 is a loan from a shareholder secured by gold.

5. RELATED PARTY TRANSACTIONS

None

6. NOTES PAYABLE SHORT-TERM
NoteS payable short-term of $537,276 at December 31, 2017 consists of a $500,000 interest-free line of credit as well as accrued interest on a previous loan. There is no specific due date on these loans which are convertable to stock at $1.00 per share.

7. NOTES PAYABLE

Notes payable due after one-year totaling $127,743 consists of the balance remaining on the mortgage for the Gold Crown Mine of $97,236 as well as $7,563 remaining on a loan to purchase a piece of equipment in 2013 and $22,994 remaining on a note secured in 2014 for the purchase of a vehicle.

8.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.03. Issued and outstanding: 14,338,855 shares of common stock. With approx. 3 Million of the total restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.