Form 10-K/A
period 2017-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2018-05-02
CIK 74925

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

The full request is publically recorded at www.origsix.com on the FORUM (topic Water and Arsenic: which came first on 01/26/2018)

ITEM 4  MINE SAFETY DISCLOSURES

For the twelve month period ended December 31, 2017, a total of 10 citations with a total assessed value of $3,184 were issued to the mine operator. All except for one have been contested.

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

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date May 2, 2018

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