Form 10-Q
period 2018-03-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2018-09-12
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2018       Commission File No. 001-10156



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


As of March 31, 2018, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       March 31, 2018 & December 31, 2017

ASSETS

Current Assets
  Cash                                             $ 34,843   $    6,986
   Accounts receivable                               67,065        79,917
   Inventory                                        642,426       652,228
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            744,334       739,131
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                    (1,183,813)  (1,177,471)
                                                -----------  -----------
   Net fixed assets                                 82,503       88,845
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         21,460       21,460
                                                  ---------      -------

   Total Assets                                  $1,126,674   $1,127,813
                                                ===========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      March 31, 2018 & December 31, 2017

Current Liabilities
   Accounts payable & accrued expenses              $1,226,875 1,197,026
   Due to related party                                211,032   200,882
   Notes payable Short-term                            537,914   537,276
                                                      --------   -------
   Total Current Liabilities                        1,975,821  1,935,184
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    122,885   127,743
                                                      --------   -------
Total Liabilities                                   2,098,706  2,062,927
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of March 31,2017
   and as of December 31, 2016                     468,836       468,836
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,663,760)   (3,626,842)
                                              ------------   -----------
   Total Stockholders' Equity                    (972,032)     (935,114)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,126,674    $1,127,813
                                              ============  ============





                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2017 and March 31, 2017

                             Three Months Ending March 31,
                                      2018            2017
                                    ------          ------
Revenues:
  Gold & jewelry sales             $  77,288  $    (55,828)
  Other Revenue                       24,000        24,000
                                   -----------   -----------
     Total revenues                  101,288       (31,828)
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  15,000        15,000
  Contract Labor                      67,665        68,968
  Telephone & utilities               18,293        16,722
  Taxes - property & payroll           4,512         4,056
  Supplies                             4,977         9,248
  Insurance                            1,902         1,036
  Small equipment & repairs            4,020        18,414
  Drayage                              1,660         2,209
  Corporate expenses                   2,359         1,840
  Legal fees and penalties               634         5,918
  Mine Maintenance & Compliance        4,387        19,367
  Depreciation & amortization          6,343         5,542
  Other operating expenses               888           892
                                   ----------   ----------
  Total operating expenses           132,640       169,212
                                 ----------     ----------
  Profit (Loss) from operations     (31,352)     (201,040)

Other Income & Expenses:

Other Income                            870         1,587
Other Expenses                        6,433         6,197
                                    -------       --------
Total Other Income (Expense)        (5,563)        (4,610)
                                 ----------    -----------
Profit (Loss) before taxes         (36,915)      (205,650)
                                 ----------     -----------
Income Tax Benefit                      -             -
Net Profit (Loss)             $    (36,915)   $   (205,650)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $        (.003)   $    (.014)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           14,338,855    14,338,855
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2017 and March 31, 2016

                                              Three Months Ended March 31,
                                               2018                   2017
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $        (36,915)         $   (205,650)
  operating activities:
     Depreciation                                    6,343                5,542
     (Increase)Decrease in
        accounts receivable                         12,852               37,452
     Decrease(Increase) in inventory                 9,802              179,103
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                         29,847             (11,377)
    (Decrease) increase related-party loans         10,150              30,929
    (Decrease) increase in short term notes            236                 637


                                              ------------           ----------
  Net cash (used) provided by
     operating activities                           32,315              36,636
                                              ------------          -----------

Cash Flows From Investing Activities:


  (Increase) Decrease Bonds, Misc Deposits           -                      -
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                             -                       -
                                             -------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (4,858)              (4,583)
  (Increase) decrease in notes receivable              -                   -
  Proceeds from sale of common stock                   -                   -
  Additional paid-in capital                           -                   -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                           (4,858)              (4,583)
                                              ------------         ------------
 (Decrease) increase in cash                        27,457              32,053

Cash, beginning of period                           6,986                 6,956
                                              ------------           ----------
Cash, end of period                            $   34,443   $            39,009
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       6,327         $      6,365
    Income Taxes                             $          -         $          -
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2018 and December 31, 2017, the results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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


BALANCE SHEET COMPARISONS

Assets

For the three-month period ending March 31, 2018, compared to December 31, 2017, cash increased by $27,857 (399%) due to payments on accounts receivable combined with sales of inventory.


Accounts Receivable decreased by $12,852 (16%) as customers paid their bills.



Liabilities

For the three-month period ending March 31, 2018, compared to December 31, 2017, there were no significant changes to the liabilities.



STATEMENT OF OPERATIONS

Revenues

Gold revenues for the three-month period ending March 31, 2018 increased by $133,116 (240%) compared with the same period in 2017 due to the fact that some material sold in a previous period was returned, negatively impacting sales in the quarter ended March 31, 2017.

Gold and Jewelry Sales is reflected as a negative number for the previous period due to the unique nature of gold mining. GAAP for mines permits the recognition of revenue at the time the gold is pulled from the ground and put into inventory. Cost of goods sold (COGS) is based on averaged historical gold prices. Currently the Company's COGS exceeds revenue when gold is sold at spot price.

The majority of the Company's gold sales exceed spot price because of the value added for specimen and gemstone material. However, in the first quarter of 2017 most of the gold sold was in the form of dore shipped to the refinery and sold at spot price.

Expenses

For the three-month period ended March 31, 2018 compared to the same period in 2017 total operating expenses decreased by $36,572 (22%) primarily due to a smaller crew in 2018 compared to 2017.

For the three-month period ended March 31, 2018 compared to the same period in 2017 the company showed a loss of $36,915 compared to a loss of $205,650.
The $168,735 difference is primarily due to lower expenses and increased revenue in 2018.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2018.

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


/s/Michael M. Miller
President and Director
Dated: September 12,2018