Form 10-Q
period 2018-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2018-10-02
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 2018       Commission File No. 001-10156



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


As of June 30, 2018, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

ITEM 1.  FINANCIAL INFORMATION

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

   Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                         June 30, 2018 & December 31, 2017

ASSETS

Current Assets
  Cash                                             $  8,188    $    6,986
   Accounts receivable                               84,075        79,917
   Inventory                                        555,732       652,228
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            647,995       739,131
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                    (1,190,156)  (1,177,471)
                                                -----------  -----------
   Net fixed assets                                 76,160       88,845
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         21,460       21,460
                                                  ---------      -------

   Total Assets                                  $1,123,992    $1,127,813
                                                ===========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      June 30, 2018 & December 31, 2017

Current Liabilities
   Accounts payable & accrued expenses              $1,235,526 1,197,026
   Due to related party                                213,243   200,882
   Notes payable Short-term                            538,558   537,276
                                                      --------   -------
   Total Current Liabilities                        1,987,327  1,935,184
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    118,186   127,743
                                                      --------   -------
Total Liabilities                                   2,105,513  2,062,927
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of March 31,2017
   and as of December 31, 2016                     468,836       468,836
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,773,249)   (3,626,842)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,081,521)     (935,114)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $1,023,992    $1,127,813
                                              ============  ============








                              See Accompanying Notes

     Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending June. 30,    Six Months Ending June. 30,
                              2018            2017           2018           2017
                             ------          ------         ------         -----
Revenues:
     Gold & Jewelry Sales      12,809       156,999        90,097       101,171
     Other Revenue             24,000        24,000        48,000        48,000

                             ---------    ---------      --------      --------
     Total revenues         $  36,809 $    180,999   $    138,097   $   149,171
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,000       15,000         30,000        30,000
  Contract Labor               62,512       72,962        130,177       141,930
  Utilities                    22,900       25,217         41,193        41,938
  Taxes - property & payroll    4,512        4,028          9,025         8,084
  Supplies                      6,741       10,862         11,719        20,110
  Insurance                       616        1,091          2,518         2,127
  Small equipment & repairs       622        3,052          4,642        21,466
  Drayage                       9,104        5,116         10,764         7,325
  Corporate expenses            4,815        7,341          7,174         9,181
  Legal and Compliance          1,248        1,404          1,882         7,322
  Mine Maintenance              3,118       23,335          7,504        42,702
  Depreciation & amortization   6,343        5,542         12,686        11,084
  Other expenses                1,183        1,928          2,072         2,821
                           ----------   ----------        -------       -------
  Total operating expenses    138,714      176,878        271,356       346,090
                          ----------    ----------       --------      --------
Profit (Loss) from operations (101,905)       4,121      (133,259)     (196,919)

Other Income:                   1,099        1,642          1,970         3,229
Other Expense:                  7,084        7,133         13,517        13,330
                             --------     ---------      ---------    ---------
 Total Other income(expense)  (5,985)       (5,491)      (11,547)      (10,101)
                             --------    ----------       -------      --------
Profit (Loss) before taxes   (107,890)       (1,370)      (144,806)    (207,020)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)   (1,600)        (800)        (1,600)         (800)
                             --------    ----------      ---------     --------
Net profit (loss)      $     (109,490) $     (2,170)   $  (146,406)  $ (207,820)
                         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share     $   (.008)     $  (.0002)   $     (.01)    $   (.015)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 14,338,855     14,338,855       14,338,855   14,338,855
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Six Months Ended June 30, 2017 and June 30, 2018

                                             Six Months Ended June 30,
                                                 2018                   2017
                                           --------------         ------------


Net profit (loss)                             $   (146,406)        $  (207,820)
  Cash Flows From Operating Activities:
     Depreciation and amortization                  12,686               11,084
          (Increase)Decrease in
        accounts receivable                        (4,158)               36,142
     Decrease(Increase) in inventory                96,496              194,680
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                         38,499              (7,255)
    (Decrease) increase in related party loans      12,360              12,925
    (Decrease) increase in short term notes          1,282               1,281

                                              ------------           ----------
  Net cash (used) provided by
     operating activities                           10,759              41,037
                                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                              _                   -
  Proceed from sale real estate                      -                   -
  Other assets bonds misc. deposits                  -                   -
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                             -                  -
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable               (9,557)             (8,607)
  Proceeds from sale of common stock                  -                  -
  Additional paid-in capital                          -                  -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                           (9,557)             (8,607)
                                               ------------        ------------

(Decrease) increase in cash                         1,202               32,430

Cash, beginning of period                           6,986                6,956
                                                ------------         ----------
Cash, end of period                               $ 8,188    $          39,386
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      13,091         $     13,091
                                               ============         ===========
    Income taxes                             $         800          $       800
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2018 and December 31, 2017, the results of operations and cash flows for the three-month and six-month periods ended June 30, 2018 and 2017. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and
Item 310(b) of Regulation S-B.

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

The Company began a new exploration program this quarter led by a California registered geologist. The basis is strictly geology: identifying hydrothermal solution pathways, evaluating the ore potential and mining environment.

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



BALANCE SHEET COMPARISONS

Assets:
For the six-month period from December 31, 2017 to June 30, 2018 current assets decreased by $91,135 (12%) primarily due to the decrease in inventory as gold was sold to cover operating expenses.

Other than depreciation expense, fixed assets remained the same.

Liabilities:

Liabilities did not change significantly.

STATEMENT OF OPERATIONS

Revenues for the three-month and six-month periods ended June 30, 2018 were $144,190 (80%) and $11,074 (7%)lower respectively than the same periods in 2017 primarily due to lower gold sales in the second quarter of 2018.

Operating expenses for both the three-month and six-month periods ended
June 30,2018 decreased overall by 22% compared to the same period in 2017 due to less activity in 2018.

For the three-month period ended June 30, 2018 the company showed a loss of $109,490 compared to a loss of $2,170 for the same period in 2017. The 5,000% difference is due less gold revenue in 2018. For the six-month period ended June 30,2018 the company showed a loss of $146,406 compared to a loss of $207,820 for the same period in 2017. The 30% difference is primarily due to the lower operating expenses in 2018.


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

ITEM 4 CONTROLS AND PROCEDURES

See notes to financial statements.

PART II

ITEM 1 LEGAL PROCEEDINGS

The State Water Resources Control Board issued Adminstrative Civil Liability Order R5-2017-0115 on Dec. 8, 2017. The Company filed a timely Petition for Review. No decision has been issued in this matter.

ITEM 1A RISK FACTORS

The Company's liquidity is substantially dependent upon the results of operations. The Company maintains a gold inventory which it liquidates to satisfy working capital needs. There is no assurance that inventory is adequate to sustain the Company.

ITEM 2 UNREGISTERED SALES OF EQUITY

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  MINE SAFETY DISCLOSURES

For the three-month period ended June 30,2018 8 citations under Section 104(a) were issued. Five of them were issued as S&S.No citations under 104(b) Orders, 104 (d) S&S Citations Section 110 (b)(2) Violations or Section 107 (a) Orders were issued.

All of these citations have been contested.


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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2018.

ITEM 6 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


/s/Michael M. Miller
President and Director
Dated:  Sept. 28, 2018