Form 10-Q
period 2018-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2018-11-16
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended September 30, 2018       Commission File No. 001-10156



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


As of September 30, 2018, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

ITEM 1.  FINANCIAL INFORMATION

                             Original Sixteen to One Mine, Inc.
                                Condensed Balance Sheet
                                           Sept. 30, 2018 & December 31, 2017

ASSETS

Current Assets
  Cash                                             $  3,549    $    6,986
   Accounts receivable                               72,984        79,917
   Inventory                                        445,700       652,228
   Other current assets                                 -             -
                                                    -------       -------
    Total current assets                            522,233       739,131
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        885,307      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         171,522      171,522
                                                  ---------    ---------
  Total fixed assets at cost                      1,266,316    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                    (1,196,499)  (1,177,471)
                                                -----------  -----------
   Net fixed assets                                 69,817       88,845
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         21,460       21,460
                                                  ---------      -------

   Total Assets                                  $  891,887    $1,127,813
                                                ===========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      September 30, 2018 & December 31, 2017

Current Liabilities
   Accounts payable & accrued expenses              $1,244,192 1,197,026
   Due to related party                                220,210   200,882
   Notes payable Short-term                            538,558   537,276
                                                      --------   -------
   Total Current Liabilities                        2,002,960  1,935,184
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                    114,008   127,743
                                                      --------   -------
Total Liabilities                                   2,116,968  2,062,927
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of Sept. 30, 2018
   and as of December 31, 2017                     468,836       468,836
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,916,809)   (3,626,842)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,225,081)     (935,114)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $ 891,887    $1,127,813
                                              ============  ============

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                              2018            2017           2018           2017
                             ------          ------         ------         -----
Revenues:
     Gold & Jewelry Sales    (12,470)        29,853        77,627       131,024
     Other Revenue              -            24,000        48,000        72,000

                             ---------    ---------      --------      --------
     Total revenues         $ (12,470) $     53,853  $    125,627   $    203,024
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,000       15,000         45,000        45,000
  Contract Labor               53,011       71,540        183,188       213,470
  Utilities                    24,066       19,183         65,258        61,121
  Taxes - property & payroll    8,962        7,837         17,987        15,921
  Supplies                      4,297        3,820         16,016        23,930
  Insurance                       895        1,091          3,413         3,218
  Small equipment & repairs       678        1,387          8,321        22,853
  Mine Maintenance              7,427       45,250         14,343        87,953
  Drayage                       3,579        4,267          8,646        11,592
  Corporate expenses            1,472        1,192          3,382        10,374
  Legal and Compliance          1,500        5,276         11,931        12,598
  Depreciation & amortization   6,343        5,542         19,028        16,626
  Other expenses                1,692        1,275          3,765         4,095
                           ----------   ----------        -------       -------
  Total operating expenses    128,922      182,660        400,278       528,751
                          ----------    ----------       --------      --------
Profit (Loss) from operations(141,392)   (128,807)      (274,651)      (325,727)

Other Income:                     838        1,979          2,808         5,208
Other Expense:                  3,006        7,582         16,523        20,912
                             --------     ---------      ---------    ---------
 Total Other income(expense)  (2,168)       (5,603)       (13,715)     (15,704)
                             --------    ----------       -------      --------
Profit (Loss) before taxes  (143,560)     (134,410)      (288,366)    (341,431)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)     -           2,517          1,600      (3,317)
                             --------    ----------      ---------     --------
Net profit (loss)      $    (143,560) $   (136,927)   $  (289,966)  $ (344,748)
                         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share     $    (.01)     $    (.01)    $     (.02)    $   (.024)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 14,338,855     14,338,855       14,338,855   14,338,855
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2018 and Sept. 30, 2017

                                             Nine Months Ended Sept. 30,
                                                 2018                   2017
                                           --------------         ------------


Net profit (loss)                             $   (289,966)        $   (344,748)
  Cash Flows From Operating Activities:
     Depreciation and amortization                  19,028               16,626
          (Increase)Decrease in
        accounts receivable                          6,934               61,494
     Decrease(Increase) in inventory               206,528              260,538
     (Increase)Decrease in other
       current assets                                   -                  -
     (Decrease) increase in accounts payable
       and accrued expenses                         47,164                3,328
    (Decrease) increase in related party loans      19,328               22,849
    (Decrease) increase in short term notes          1,282                2,007

                                              ------------           ----------
  Net cash (used) provided by
     operating activities                           10,298              22,094
                                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                                 _                _
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits                     -                -
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                               -                 -
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable              (13,735)             (12,630)
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                          (13,735)             (12,630)
                                               ------------        ------------

(Decrease) increase in cash                        (3,437)               9,464

Cash, beginning of period                            6,986                6,956
Cash, end of period                               $  3,549    $          16,420
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       6,959         $     20,483
                                               ============         ===========
    Income taxes                             $       1,600          $     3,317
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2018 and December 31, 2017, the results of operations and cash flows for the three-month and six-month periods ended Sept. 30, 2018 and 2017. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and
Item 310(b) of Regulation S-B.

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

The Company began a new exploration program last quarter led by a California registered geologist. The basis is strictly geology: identifying hydrothermal solution pathways, evaluating the ore potential and mining environment.

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

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". By industry wide definition of phases of a mine operation, the operation during this quarter is rehabilitation. Due to the extensive workings and small size of the crew, maintenance and rehabilitation must periodically be prioritized over exploration, development and production. Exploration aims at locating the presence of economic deposits and establishing their nature, shape and grade. The investigation may be divided into (1) initial and (2) final. At the Sixteen to One the search for gold or ore embraces: (1) geological surveys;
(2) geophysical prospecting; (3) boreholes; (4) surface or underground headings, drifts or tunnels. When miners detect the presence of gold, the Company evaluates the indicators and if warranted, moves its operation from exploration to development. When the presence of gold is evaluated, the Company moves its operation into production. The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital.



BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2017 to Sept. 30, 2018 total assets decreased by 21% primarily due to a 32% decrease in inventory.
The corresponding revenue from this decrease was used to fund operations.

For the same nine-month period long-term liabilities decreased by 11%.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2018 show a negative amount due to the fact that the gold that was sold this quarter was mined and transferred into inventory at a higher price than the current gold market. This results in "cost of goods sold" which is included in the "gross income" figure to exceed total income. The fact that the company's software program uses the average cost method for cost of goods sold further complicates this problem. The company cannot afford to purchase a more robust software program at this time.

Revenues for the nine-month period ended Sept. 30, 2018 compared to the same period in 2017 were 38% lower due to a higher percentage of sales being generated by bullion (raw gold) rather than gemstone sales.


Operating expenses for the three-month period ended Sept 30, 2018 were 29% lower than in 2017 due to the down-sizing of the operation in the absence of gold production. Operating expenses for the nine-month period ended
Sept 30,2018 decreased by 24% compared to the same period in 2017 for the same reason.

For the three-month period ended Sept. 30, 2018 the company showed a loss of $143,560 compared to a loss of $136,927 for the same period in 2017. For the nine-month period ended Sept. 30, 2018 the company showed a loss of $344,748 compared to a loss of $289,966 for the same period in 2018.


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

ITEM 4 CONTROLS AND PROCEDURES

See notes to financial statements.

PART II

ITEM 1 LEGAL PROCEEDINGS

Roger Haas, a shareholder and President and main figure in the operation of Quartzview, a Silicon Valley start-up, filed a petition for Writ of Mandate on September 6, 2018 for access to the Company's shareholder list. The Company refused the demand, filing the answer on October 17, 2018. The action is in the Superior Court of the State of California, County of Sierra.

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

ITEM 2 UNREGISTERED SALES OF EQUITY

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  MINE SAFETY DISCLOSURES

For the three-month period ended September 30, 2018 four citations under
Section 104(a) S&S were issued. No 104(b) Orders or 104 (d) S&S Citations
Section 110 (b)(2) Violations or Section 107 (a) Orders were issued.

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


/s/Michael M. Miller
President and Director
Dated:  November 15, 2018