Form 10-K
period 2018-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2019-04-18
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                               FORM 10-K



                 (x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



               For the fiscal year ended December 31, 2018
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

Large accelerated filer [  ]               Accelerated filer [ ]

Non-accelerated filer [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-d of the act). Yes [] No[x]

As of December 31, 2018, 14,342,097 shares of Common Stock, par value $.033 per share, were issued and outstanding.

PART I

GENERAL NOTE

In accordance with directive from the Securities and Exchange Commission
(SEC) and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii); however, the Company continues to produce gold over its 107 years of operating its mines in the Alleghany Mining district. Proceeds from the annual production for 2015 and 2016 realized profitable years. Gold production in 2017 and 2018 was minimal as management directed the crew to begin a tough but significant project December 2016: reestablish the 49 WINZE for mining. Work continued through 2018, as planned. The 49 WINZE, access to the deep levels of the Sixteen was abandoned in 2005. The winze is a vital component for resuming gold production on established gold headings.

In addition, safe travel was secured and approve by the federal regulatory agency known as MSHA in the winze, the 1000 foot level and the 1700 foot level. Another primary goal included lowering the water. As of December 31, 2018, the water is 190 feet below the 1700 level.


During 2018, very little time was spent detecting for and mining gold. With two prior profitable years, management had the luxury to place rehabilitation/maintenance ahead of mining for gold. Operating capital came for inventory sales to preexisting markets.

in addition to significant underground improvements, relations with federal and California regulators improved significantly during 2018. Contested citations were vacated and proposed penalties were reduced by 63%. California is known for its active environmental perspectives and advocates. Its reputation is global. Significant progress continues towards achieving lawful interpretation of the Porter Cologne Act, the basis of water administration.

Subsequent Events

Management described its operational goals for 2017 and 2018 in Part I, GENERAL NOTES of this document with details in The Company's Annual Reports for 2017 and 2016. The prior two profitable years provided secured inventory to operate without the need of mining gold. By December of 2018, a conservative decision was made to place the winze, level and pumping heading on hold. The crew would resume mining for gold January 2019.

For travel time and underground efficiency the crew works a four day-ten hour week. During the first quarter 2019, twenty nine high-grade sacks were sacked, sealed and inventoried. Gold production is 105 ounces for the first quarter of 2019. One fifteen ounce specimen sold for $48,190. Gold without jewelry or specimen value is crushed, melted and sent to a refinery in Southern California.
It is sold into the national gold market at the prevailing spot price.


ITEM 1:  BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 in California. It mines gold on properties it owns under fee simple grant deeds. The Alleghany Mining District is about 65 miles northeast of the intersection of I-80 and California State Route 49.

Sixteen to One mine from which more than 1,113,165 troy ounces of gold have been retrieved is the primary operation. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. Geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins, in recongized ore shoots. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards.

Operations are characterized by significant amounts of preparation, tunneling, underground maintenance and upgrading. The Company from time to time focuses substantially all of its resources on infrastructure development or maintenance. During these periods little gold is mined. At other times, miners are primarily exploring for gold. Accordingly, business is subjected to very different cycles: one dependent on whether the Company is directing its resources towards infrastructure or underground development and the other is gold production. The operation resembles the classical "boom or bust" cycles regardless of outside influences.

Metal detection technology enables exploration to detect gold from zero to 48 inches from quartz faces in the wall rock. (The size of the concentration is a factor).

Advancement in off the shelf metal detection technology has steadily progressed over the past twenty years. Greater sensitivity in metal detectors has historically increased gold production throughout the mine. It is impossible to predict when new devices will be developed. Twenty-first century detection skills have yet to find the Sixteen to One.

For accounting purposes gold revenues are accrued when the metal is recovered. For tax purposes revenues are not recognized until the gold is sold. Rare highgrade gold and quartz is sold at a premium to museums, collectors and jewelry manufacturers. This market is a significant financial factor with revenue significantly greater than prevailing spot price. Demand for the Sixteen to One gold quartz gemstone is greater than the amount mined.

The Company lacks sufficient funds to implement its long-term construction projects: sinking a new shaft in the center of the property is a long-standing objective. Other Company projects are: joining a public stock exchange, building and testing a gold detector specifically designed for the Sixteen to One vein and dewatering the entire mine.

Supplies and equipment used for underground exploration are commonly available. Labor requirements are available, but are a concern throughout the mining industry.

No particular seasonality exists for the marketing of gold. Adverse effects of winter storms sometimes limit the ability of the crew to access the mine. Management believes it is in substantial compliance with all applicable federal, state and local laws and regulations relating to the environment.
The Company does not presently anticipate any material capital expenditures for environmental control facilities, either for the remainder of its current fiscal year or for the succeeding fiscal year.

The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. It maintains a website: origsix.com.

ITEM 1A RISK FACTORS

(a) Price of Gold

The daily spot price of gold has a modest effect on gross revenue if it's between $1,000 and $1,300 an ounce. A significant drop below $1,000 may have an adverse effect on the Company's operation. The Company's realized gold values usually exceed the bullion price due to the jewelry and specimen markets which are not affected by the spot price of gold.

(b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence is perceived by some. Caution is recommended in using the doctrines of reserves as an economic tool for valuing the Sixteen to One mine. While (i) the Company has recovered over one million ounces of gold and (ii) management knows that substantial additional virgin veins exists in the Sixteen to One mine, the Company has no ability to measure potential gold production using the mathematical tools generally recognized in the mining industry; however, the company can prove that approximately seventy percent (70%) of its vein systems have not been developed.

(c) Governmental Regulation

The attached financial statements have not been audited by a Securities Exchange Commission (SEC) accounting firm. Therefore, the Company is not in full compliance with this SEC regulation for companies listed on an exchange.

Mining is generally subjected to regulation. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. Laws may change preventing or delaying the commencement or continuance of given operations.

The Company is substantially in compliance with all known safety and environmental standards and regulations, however; it faces reoccuring unreasonable and unlawful demands from the Central Valley Regional Water Quality Control Board (CVRWCB) or its staff. The Company is forced to expend working capital and time defending this excessive and punitive behavior. There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect; however during 2018, CVRWCB stff was invited and accepted invitations to visit the mine property. A definitive plan is under mutual development to re-write the mine's discharge permit during 2019.

(d) Liquidity

Gold inventory at December 31, 2018, was $429,329 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


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

ITEM 3:  LEGAL PROCEEDINGS

In December 2018, Roger Haas, a shareholder, filed a petition in Sierra County Superior Court for access to the Company's shareholder list. It is a right in California and includes exceptions for denial. With the consent of attorneys the Company objected to his request. In February, the court ordered the Company to provide Haas the list, thereby negating further action.

ITEM 4  MINE SAFETY DISCLOSURES

For the twelve-month period ended December 31, 2018 a total of 24 citations were issued with a total assessed value of $14,745.

The 24 citations included  eight 104(a) S&S citations and no 104(b) orders.

All of the citations were contested and a settlement was reached for most of them.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2013 through 2017 is based upon activity on the X-Mart posted on the Company's web-site.

            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
            High    Low     High    Low     High    Low      High    Low
           ------  -----   ------  -----   ------  -----    ------  -----
    2018      NO TRADES ON XMART FOR 2018
    2017   $ .52   $ .52  $   *    $  *   $  .49 $  .49   $  .49   $  .49
    2016      *       *       *       *       *      *       .52      .52
    2015      *       *      .44     .44    .56     .56        *       *
    2014      *       *      .46     .54      *      *       .42      .42
    2013     .89     .89     .86     .65      *      *         *       *
    2012     .49     .49     .49     .49      *      *         *       *
    2011      *       *      .55     .55      *      *         *       *
    2010      *       *      .89     .45      *      *        .55     .50
    2009     .60     .45      *       *       .40    .40      .45     .60


* No trades took place on the Company website in these quarters.

ITEM 6: SELECTED FINANCIAL DATA

Year            2018           2017         2016          2015          2014
                ----          ----          ----          ----          ----
Sales         204,570        287,212    1,452,169    1,037,972        230,899
Income(loss) (359,736)      (429,965)     610,160       76,443       (495,063)
Income(loss)
per share     (.025)         (.03)         .04           .01           (.04)

Total Assets   862,814      1,127,813    1,537,443    1,757,262        752,221
Total Debt   2,152,912      2,062,927    2,042,593    3,060,443      2,131,844
SH Equity   (1,290,098)     (935,114)    (505,150)  (1,303,181)   (1,379,623)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management knows the assets of the Company are understated due to the age of acquisition.
 Exploration and development expenses are not capitalized.
The Company celebrated its 100 year anniversary on Oct. 9, 2011. It is the oldest gold mining corporation in the United States. Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. Jewelry inventory is recorded at labor plus gold cost.

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


(A) Comparisons of 2018 with 2017.

Balance Sheet Comparisons

Assets:

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017, cash decreased by $3,690 (53%) due to cash flow variations. Accounts recievable decreased by $12,742 (16%) as a customer paid off their account.

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 inventory decreased by $222,899 (34%) due to changes in mining objectives in 2018 and sales of inventory to fund operations.

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 equipment decreased by $291,155 as the result of write-offs of fully depreciated equipment. This is offset by corresponding decrease in accumulated depreciation with a net change of $596 as reflected on the statement of cash flows.

Liabilities:

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 accounts payable increased by $77,533 as the company relied on credit to finance the operation.

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 notes due related parties increased by $28,590 (14%) due to a combination of additional loans and interest expense.

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 long-term notes decreased by $17,420 (14%) as a result of scheduled payments with no new loans taken out.

Statement of Operations

Income:

For the one-year period ended December 31, 2018 compared to the one-year period ended December 31, 2017, revenue decreased by $82,642 (29%) primarily due to decreased gold sales in 2018.

Operating Expenses:

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017, operating expenses decreased overall by $150,515 (22%) due to reduced operations in 2018.

Other Income and Expense:

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 other income decreased by $1,266 (22%) due to less rent collected on a company house.

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 other expenses increased by $4,710 (17%) primarily due to a reconciliation of the stock account that was needed due to a discrepancy accumulated by years of rounding. (par value $0.033)

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017, interest expense did not change significanlty.

The company showed a loss of $359,736 in 2018 compared to a loss of $429,965 in 2017. The $70,229 (16%) difference is primarily due to lower operating costs in 2018 as the result of reduced operations compared to 2017. The basic and diluted loss per share was .025 in 2018 compared to .03 in 2017. The number of shares used for the 2018 calculation was 14,342,097 and the number of shares for the 2017 calculation was 14,338,855.

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

Statement of Operations

Income:

For the one-year period ended December 31, 2017 compared to the one-year period ended December 31, 2016, revenue decreased by $1,164,956 (86%) primarily due to changes in mining objectives in 2017 compared to 2016 which had production.

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

The company showed a loss of $429,965 in 2017 compared to a profit of $610,160 in 2016. The $1,040,125 (170%) difference was due to changes in mining objectives in 2017 (no gold production) compared to 2016 which did have gold production. The basic and diluted loss per share was .03 in 2017 compared to a gain of .04 in 2016. The number of shares used for both calculations was 14,338,855.

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

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held on August 31, 2019. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name                Age  Position      Officer Since    Director Since

Michael M. Miller    76  President
                          & Director       1983              1977

Hugh Daniel O'Neill   76  Secretary
                          & Director       2016             2002


Robert Beso           67  Treasurer
                         & Director        2016             2016


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

ITEM 11: EXECUTIVE COMPENSATION

   Name/
Principal       Annual
Position         Year   Salary    Bonus    Compensation  Securities
---------       ------  ------    -----  ------------  ----------

Michael Miller/  2018  $ 60,000       0         0             0
President & CEO  2017  $ 60,000       0         0             0
                 2016  $ 60,000       0         0             0

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

PART IV

ITEM 15:  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2018 and December 31, 2017, the results of operations and cash flows for the twelve-month periods ended December 30, 2016, 2017 and 2018. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date April 18, 2019

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                                       December 31, 2018 & December 31, 2017

ASSETS
                                                        2018        2017
Current Assets
  Cash                                             $  3,296    $    6,986
   Accounts receivable                               67,175        79,917
   Inventory (see Note 1)                           429,329       652,228
   Other current assets                                 -            -
                                                    -------       -------
    Total current assets                            499,800       739,131
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        594,152      885,307
   Buildings                                        209,487      209,487
   Vehicles                                         168,925      171,522
                                                  ---------    ---------
  Total fixed assets at cost                        972,564    1,266,316
                                                  ---------    ---------
Less accumulated depreciation                     (909,387)  (1,177,471)
                                                -----------  -----------
   Net fixed assets                                 63,177       88,845
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          21,460       21,460
                                                  ---------      -------

   Total Assets                                 $   862,814   $1,127,813
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2018       2017
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$ 1,274,559 1,197,026
   Due to related party (see Note 4)                   229,472   200,882
   Notes payable Short-term  (see Note 6)              538,558   537,276
                                                      --------   -------
   Total Current Liabilities                         2,042,589 1,935,184
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)       110,323   127,743
                                                      --------   -------
Total Liabilities                                    2,152,912  2,062,927
                                                    ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,342,097
   issued and outstanding as of Dec. 31, 2018
   and 14,338,855 as of December 31, 2017
   (see Note 8)                                    473,289       468,836
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,986,279)   (3,626,842)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,290,098)     (935,114)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $  862,814    $1,127,813
                                              ============  ============

Original Sixteen to One Mine, Inc.
Statement of Operations

                                                    2018      2017       2016
Revenues:
Gold & jewelry sales                             156,570    191,212   1,356,169
Other Income                                      48,000     96,000      96,000
                                                  ------     -------     -------
   Total Revenues                                204,570    287,212   1,452,169

Operating expenses:
   Salaries and wages                             60,000     60,000      60,000
   Contract Labor                                239,601    272,095     358,749
   Utilities                                      87,178     82,855      78,594
   Taxes - property & payroll                     17,584     18,093      19,122
   Insurance                                       4,755      5,541       4,795
   Supplies                                       20,608     29,335      59,370
   Small equipment & repairs                       9,240     26,404      33,445
   Drayage                                        20,610     14,750      13,753
   Corporate expense                               9,317     11,419      14,790
   Legal and compliance                           13,577     17,908      63,233
   Mine Maintenance                               22,024    115,135      66,323
   Depreciation & amortization                    25,371     26,175      22,166
   Other expenses                                  5,178      5,848      10,856
                                                 -------     ------      ------
   Total operating expenses                      535,043    685,558     805,196

   Profit (Loss) from operations               (330,473)    (398,346)   646,973

Other Income & (Expense):
Other Income                                      4,595      5,861       4,550
Interest Expense                                (27,594)   (27,609)    (39,894)
Other expense                                    (5,464)      (740)       (669)

                                               ---------   --------   ---------
   Total Other Income (Expense)                 (28,463)    (22,488)    (36,013)

   Profit (Loss) before taxes                  (358,936 )  (420,834)     610,960

   Provision for income taxes                        800     9,131         800

Net (loss) income                          $    (359,736) $(429,965) $   610,160
                                              ==========  ==========   =========

Basic and diluted gain (loss) per share      $    (.025)  $   (.03)  $     .04
Shares used in the calculation of net
   (loss) income per share                   14,342,097   14,338,855 14,338,855
                                                ========   =========   ========

Original Sixteen to One Mine, Inc.

Statement of Cash Flow
For the Years Ended December 31,                   2018       2017      2016

Cash Flows From Operating Activities:
Net profit (loss)                          $     (359,736)$ (429,965) $ 610,160
Operating activities:
   Depreciation and amortization                    25,371    26,175     22,166
   Decrease(Increase) in accounts receivable        12,742    25,501   (33,892)
   Decrease(Increase) in inventory                 222,899   357,985  (286,163)
   (Decrease) Increase in accounts payable
    accrued expenses                                77,533     9,106     41,431
   (Decrease) Increase in related party loans       28,590    25,349   (549,116)
   (Decrease) Increase in short-term notes           1,282     2,585   (495,339)
                                                   --------  -------  ---------

Net cash (used) provided by operating activities     8,681    16,736  (690,753)

Cash Flows From Investing Activities:
   Sale (Purchase) of Real Estate                       -      -           -
   Write-off (Purchase) of fixed assets                 596      -           -
   Decrease (Increase) Bonds Misc. deposits             -      -       (16,000)
                                                  ---------  --------  --------
Net cash (used) provided by investing activities       596      -      (16,000)

Cash Flows From Financing Activities
 Increase (Decrease) notes payable                (17,420)   (16,706)  (14,823)
 Proceeds from sale of common stock                  4,453       -      28,180
 Paid in Capital from Shareholders                    -          -     159,690
                                                --------     --------  --------
 Net cash provided (used) by financing activities (12,967)    (16,706)  173,047

 (Decrease)increase in cash                        (3,690)         30 (533,706)
 Cash, beginning of period                           6,986      6,956   540,662
                                                    ------   -------   --------
 Cash, end of period                            $    3,296 $    6,986  $  6,956
                                                  =========  ========= ========

                        NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 and is actively involved in operating a gold mine in Alleghany, California. In accordance with directive from the Securities and Exchange Commission (SEC)and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

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

Depletion Policy: Because of the geological formation in the Alleghany Mining District, estimates of ore reserves cannot be calculated. Accordingly, a cost per unit depletion factor cannot be determined. Should estimates of ore reserves become available, the units of production method of depletion will be used. Until such time, no depletion deduction will be recorded.

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

3. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $1,274,559 at December 31, 2018. This balance includes $783,782 in accrued wages owed to Michael Miller. Mr. Miller's salary has been mostly accrued (not paid) for over ten years and is secured with real estate.

4. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2018 of $229,472 consists of a loan from a shareholder in the amount of $203,869 secured by gold and $25,602 owed to Michael Miller.

5. RELATED PARTY TRANSACTIONS

None

6. NOTES PAYABLE SHORT-TERM
Notes payable short-term of $538,558 at December 31, 2018 consists of a $500,000 interest-free line of credit as well as accrued interest on a previous loan. There is no specific due date on these loans which are convertable to stock at $1.00 per share.

7. NOTES PAYABLE

Notes payable due after one-year totaling $110,912 consists of the balance remaining on the mortgage for the Gold Crown Mine of $97,236 as well as $13,086 remaining on a note secured in 2014 for the purchase of a vehicle.

8.  STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.033. Issued and outstanding: 14,342,097 shares of common stock. With approx. 3 Million of the total restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.