Form 10-Q
period 2019-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2019-05-15
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                     FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended March 31, 2019       Commission File No. 001-10156



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


As of March 31, 2019, 14,342,097 shares of Common Stock, par value $.033 per share, were issued and outstanding.

Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
December 31, 2019 & December 31, 2018

ASSETS
                                                        2019        2018
Current Assets
  Cash                                             $  6,522    $    3,296
   Accounts receivable                               67,925        67,175
   Inventory (see Note 1)                           423,874       429,329
   Other current assets                                 -            -
                                                    -------       -------
    Total current assets                            498,321       499,800
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        597,602      594,152
   Buildings                                        209,487      209,487
   Vehicles                                         168,925      168,925
                                                  ---------    ---------
  Total fixed assets at cost                        976,014      972,564
                                                  ---------    ---------
Less accumulated depreciation                     (913,907)    (909,387)
                                                -----------  -----------
   Net fixed assets                                 62,107       63,177
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          21,460       21,460
                                                  ---------      -------

   Total Assets                                 $   860,265   $  862,814
                                                ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2019       2018
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$ 1,270,002 1,274,559
   Due to related party (see Note 4)                   235,869   229,472
   Notes payable Short-term  (see Note 6)              538,558   538,558
                                                      --------   -------
   Total Current Liabilities                         2,044,429 2,042,589
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)       108,799   110,323
                                                      --------   -------
Total Liabilities                                    2,153,228  2,152,912
                                                    ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,342,097
   issued and outstanding as of Dec. 31, 2018
   and as of March 31, 2019
   (see Note 8)                                    473,289       473,289
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (3,989,143)   (3,986,279)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,292,962)   (1,290,098)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $  860,265   $  862,814
                                              ============  ============



                              See Accompanying Notes

                         Original Sixteen to One Mine, Inc.
                     Statement of Operations and Retained Earnings
                Three Months Ended March 31, 2019 and March 31, 2018

                             Three Months Ending March 31,
                                      2019            2018
                                    ------          ------
Revenues:
  Gold & jewelry sales            $  116,451  $     77,288
  Other Revenue                          -          24,000
                                   -----------   -----------
     Total revenues                  116,451      101,288
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  15,000        15,000
  Contract Labor                      55,287        67,665
  Telephone & utilities               19,316        18,293
  Taxes - property & payroll           4,379         4,512
  Supplies                             3,727         4,977
  Insurance                            1,875         1,902
  Small equipment & repairs            2,511         4,020
  Drayage                              2,512         1,660
  Corporate expenses                     365         2,359
  Legal fees and penalties               880           634
  Mine Maintenance & Compliance        3,411         4,387
  Depreciation & amortization          4,520         6,343
  Other operating expenses             1,468           888
                                   ----------   ----------
  Total operating expenses           115,251       132,640
                                 ----------     ----------
  Profit (Loss) from operations       1,200      (31,352)

Other Income & Expenses:

Other Income                          1,519           870
Other Expenses                        5,284         6,433
                                    -------       --------
Total Other Income (Expense)        (3,765)        (5,563)
                                 ----------    -----------
Profit (Loss) before taxes          (2,565)       (36,915)
                                 ----------     -----------
Income Tax Benefit                      -             -
Net Profit (Loss)             $     (2,565)   $   (36,915)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $    (0.0002)   $    (0.003)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           14,342,097    14,338,855
                                 ============    ==========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Three Months Ended March 31, 2019 and March 31, 2018

                                              Three Months Ended March 31,
                                               2019                   2018
                                         --------------         --------------
Cash Flows From Operating Activities:
Net profit (loss)                       $          (2,564)         $   (36,915)
  operating activities:
     Depreciation                                    4,520                6,343
     (Increase)Decrease in
        accounts receivable                          (750)               12,852
     Decrease(Increase) in inventory                 5,453                9,802
     (Increase)Decrease in other
       current assets                                  -                     -
     (Decrease) increase in accounts payable
       and accrued expenses                         (4,857)              29,847
    (Decrease) increase related-party loans           6,397              10,150
    (Decrease) increase in short term notes             _                   236


                                              ------------            ----------
  Net cash (used) provided by
     operating activities                            8,199               32,315
                                              ------------          -----------

Cash Flows From Investing Activities:


  (Increase) Decrease Fixed Assets                 (3,450)                 -
                                             -------------           ----------

  Net cash (used) provided by
    investing activities                           (3,450)                -
                                              ------------          -----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable                (1,523)              (4,858)
  (Increase) decrease in notes receivable              -                   -
  Proceeds from sale of common stock                   -                   -
  Additional paid-in capital                           -                   -
                                              ------------         ------------
  Net cash provided (used) by
    financing activities                           (1,523)              (4,858)
                                              ------------         ------------
 (Decrease) increase in cash                        3,226               27,457

Cash, beginning of period                           3,296                 6,986
                                              ------------           ----------
Cash, end of period                            $    6,522   $            34,443
                                              ============         ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       4,611         $      6,327
    Income Taxes                             $          -         $          -
                                              ============         ============

                              See Accompanying Notes

                        NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911, and actively operates the Sixteen to One mine in Alleghany, California.

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion and specimens are quoted at the market price for gold bullion. Jewelry is quoted at the market price for gold content plus labor cost. Inventory is accounted for using the average cost method.

Fixed Assets: Fixed assets are stated at historical cost. Depreciation is calculated using straight-line and accelerated methods over the following useful lives: Vehicles 3 to 5 years, Equipment 5 to 7 years, Buildings 18 to
31.5 years. Company does not capitalize underground expenses or exploration.

Depletion Policy: Because of the geological formation in the Alleghany Mining District, estimates of ore reserves cannot be calculated, and accordingly, a cost per unit depletion factor cannot be determined. No depletion deduction is recorded.

Revenue Recognition: Revenue is recognized using quoted market prices for gold when mined. For income tax purposes revenues are not recognized until the gold is sold.

Use of Estimates: Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Estimates and assumptions affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

 GENERAL NOTES

1.  In accordance with directive from the Securities and Exchange Commission
(SEC)and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii).

2. Financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2019 and December 31, 2018, the results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018. Unaudited financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and Item 310(b) of Regulation S-B.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique mine and requires a unique operation, which has been recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional California high-grade, hard rock, underground gold mine. The Company celebrated its 100 year anniversary on Oct. 9, 2011. It is the oldest gold mining corporation in the United States. The same company owns and operates (maintains) the mine. Experts estimate that less than twenty percent of the deposit has been mined. Production is approximately 1,500,000 ounces of gold.

Over thirty miles of horizontal workings and millions of cubic feet of vertical excavations called stopes exist. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading (face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to classify the ore underground. This has a positive affect of reducing the volume of rock taken from the mine, thereby reducing costs.

In 1992, the company initiated a gold marketing plan of selling gold in quartz as a gemstone. This produces revenue significantly greater than selling gold into the spot market. Demand for the Sixteen to One gold-in-quartz gemstone exceeds supply.

Production has been termed a "feast or famine" situation for over 100 years. Reserves in a high-grade gold mine cannot be termed as "proven". At the Sixteen to One the search for gold or ore embraces: (1) historical maps;
(2) geophysical prospecting; (3) underground headings, drifts or tunnels. When operations detect the presence of gold, the Company evaluates the indicators. Its operation changes from exploration to development to production rapidly. When the presence of gold is evaluated, the Company moves its operation into production. The company hoards gold and sells it according to short-term cash needs. This fact requires an operator to manage its cash flow to operate between pockets. It is difficult to undertake major expansion plans with an uncertain supply of capital.


Balance Sheet notes:

Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. Jewelry inventory is recorded at labor plus gold cost.

No value is recorded on the balance sheet for timber reserves. The company owns 470 acres of prime forested timberland. No value is recorded on the balance sheet for the Company owned water-rights. Reduced value is recorded on the balance sheet for buildings, equipment and land. No value is recorded on the balance sheet for marketable aggregate and decorative stone currently stockpiled. No value is recorded on the balance sheet for goodwill. Fixed assets are recorded at historic cost less depreciation.

BALANCE SHEET COMPARISONS

For the three-month period ended March 31, 2019 there were no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues

Gold revenues for the three-month period ending March 31, 2019 increased by $39,163 (51%) compared with the same period in 2018 due to gold production in 2019.

Expenses

For the three-month period ended March 31, 2019 compared to the same period in 2018 total operating expenses decreased by $17,389 (13%) primarily due to a smaller crew in 2019 compared to 2018.

For the three-month period ended March 31, 2019 compared to the same period in 2018 the company showed a loss of $2,565 compared to a loss of $36,915.
The $34,350 (93%) difference is due to lower expenses and increased revenue in 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From time to time Original Sixteen to One Mine, Inc. (the Company), makes written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

- Fluctuations in the market prices of gold
- General domestic and international economic, political and governmental conditions
- Unexpected geological conditions or rock stability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
- The speculative nature of mineral exploration
- Environmental risks
- Changes in laws and government regulations, including those relating to taxes and the environment
- Fluctuations in interest rates and other adverse financial market conditions
- Labor relations
- Accidents
- Unusual weather or operating conditions
- Force majeure events
- Other risk factors described from time to time in Original Sixteen to One Mine, Inc., filings with the Securities and Exchange Commission

These factors are beyond the Company's ability to control or predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company will to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise if significant.

ITEM 4: CONTROLS AND PROCEDURES

Security procedures include multiple levels of gold custody, from the mine to sales. Inventory control procedures were set up by an SEC certified auditing firm and continue to be followed.


PART II

Item 1 LEGAL PROCEEDINGS

None

Item 1a RISK FACTORS

(a) Price of Gold

The daily spot price of gold has a modest effect on gross revenue if it's between $1,000 and $1,300 an ounce. A significant drop below $1,000 may have an adverse effect on the Company's operation. The Company's realized gold values usually exceed the bullion price due to the jewelry and specimen markets which are not affected by the spot price of gold.

(b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence is perceived by some. Caution is always recommended in using the doctrines of reserves as an economic tool for valuing a mining company. While (i) the Company has recovered over one million ounces of gold and (ii) management knows that substantial additional virgin veins exists in the Sixteen to One mine, the Company has no ability to measure potential gold production using the mathematical tools generally recognized in the mining industry; however, the company can prove that approximately seventy percent (70%) of its vein systems have not been developed.

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

The Company is substantially in compliance with all known safety and environmental standards and regulations, however; it faces reoccuring unreasonable and illegal demands from the Central Valley Regional Water
Quality Control Board (CVRWCB) or its staff. The Company is forced to expend working capital and time defending this excessive and punitive behavior. There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect; however during 2018, CVRWCB staff was invited and accepted invitations to visit the mine property. A definitive plan is under mutual development to re-write the mine's discharge permit during 2019.

(d) Liquidity

Gold inventory at March 31, 2019, was $423,874 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site and a gray market. Exposure is limited. The price of stock may not accurately reflect its fair market value because of the limited marketplace and the existence of a wild and free gray market. The company deferred programs to support or promote its stock and is currently seeking a suitable public marketplace.

There are conflicting bids, offers and trades between the Company's website and the unregulated Pink Sheet Gray Market, ticker symbol OSTO. Because of these discrepancies the market price is unreliable.

Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the three-months ended March 31, 2019, the Mine Safety and Health Administration (MSHA) issued no 104 (a) S&S or 104 (b) orders.

One paperwork citation was issued with a penalty of $121 which was paid.

Additionally, ALL eight S&S Citations issued in calendar year 2018 were down-graded to non- S&S violations during informal hearing procedures in 2019.

Item 5. OTHER INFORMATION

The unaudited interim consolidated financial statements of the Company are prepared by management in accordance with generally accepted accounting practices. Such rules allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted audited accounting principles as long as the statements are not misleading.

In the opinion of management, verified by signature below, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature.

The preparation of the Company's financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of financial statements, as well as reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts may differ. No accounting principle upon which the Company's financial status depends, requires estimates of proven and probable reserves and/or assumptions of future gold prices. Commodity prices may significantly affect the company's profitability and cash flow. No independent accounting firm or auditors have any responsibility for the accounting and written statements of the Form 10-Q.

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


/s/Michael M. Miller
President and Director
Dated: May 15, 2019