Form 10-K/A
period 2018-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2019-05-17
CIK 74925

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

ITEM 4  MINE SAFETY DISCLOSURES

For the twelve-month period ended December 31, 2018 a total of 24 citations were issued with a total assessed value of $6,741.

The 24 citations included eight 104(a) S&S citations and no 104(b) orders. All eight S&S citations were downgraded to non- S&S and two were vacated via the informal hearing process in early 2019.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

rom time to time Original Sixteen to One Mine, Inc. (the Company), makes written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of   Name and Address        Amount and Nature     Percent
 Class   of Beneficial Owner      of Beneficial Owner    of Class
-------  -------------------      -------------------    --------
Common   Michael M. Miller            2,123,597              15%
         Officer and Director
         P.O. Box 941
         Alleghany, CA  95910

Common   M. Blair Hull                1,962,822              14%
         Hull Trading Co.
         401 So. LaSalle, Ste. 505
         Chicago, IL  60605

Common   Kathy N. Hull                1,490,250             10%
         11 Sierra Ave.
         Piedmont, CA  94611


Common   Charles I. Brown
         Family Partnership LTD         833,668             6%
         29922 N 133rd Lane
         Peoria, AZ 81632

Common   Hugh Daniel O'Neill            143,077             1%
         Director - Secretary
         227 Prospect St.
         Nevada City, CA  95959


Common   Robert Beso                     7,500              .1%
         Director - Treasurer
         PO Box 909
         Alleghany, CA 95910


Common   All Officers & Directors     2,274,174             16%
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

By: /s/Michael M. Miller
Michael M. Miller
President and Director
Date May 17, 2019

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