Form 10-Q
period 2019-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-04-27
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2019     Commission File No. 001-10156



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

N/A Voluntary Filer
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]               Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-d of the Exchange Act).  Yes [ ] N0 [X]

As of June 30, 2019, 14,342,097 shares of Common Stock, par value $.033 per share, were issued and outstanding.


Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
June 30, 2019 & December 31, 2018

ASSETS
                                                        2019        2018
Current Assets
  Cash                                             $  2,273     $   3,296
   Accounts receivable                               66,925        67,175
   Inventory (see Note 1)                           306,933       429,329
   Other current assets                               1,000           -
                                                    -------       -------
    Total current assets                            377,131       499,800
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        597,602      594,152
   Buildings                                        209,487      209,487
   Vehicles                                         168,924      168,925
                                                  ---------    ---------
  Total fixed assets at cost                        976,013      972,564
                                                  ---------    ---------
Less accumulated depreciation                     (918,920)    (909,387)
                                                -----------  -----------
   Net fixed assets                                 57,093       63,177
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                          21,460       21,460
                                                  ---------      -------

   Total Assets                                 $   734,061   $  862,814
                                                ==========    ==========




Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2019       2018
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$ 1,282,545 1,274,559
   Due to related party (see Note 4)                   238,885   229,472
   Notes payable Short-term  (see Note 6)              538,558   538,558
                                                      --------   -------
   Total Current Liabilities                         2,059,988 2,042,589
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)       105,731   110,323
                                                      --------   -------
Total Liabilities                                    2,165,719  2,152,912
                                                    ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,342,097
   issued and outstanding as of Dec. 31, 2018
   and as of June 30, 2019
   (see Note 8)                                    473,289       473,289
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (4,127,839)   (3,986,279)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,431,658)   (1,290,098)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $  734,061   $  862,814
                                              ============  ============



                              See Accompanying Notes




Original Sixteen to One Mine, Inc.
Statement of Operations and Retained Earnings

                  Three Months Ending June. 30,    Six Months Ending
June. 30,
                              2019            2018           2019
2018
                             ------          ------         ------
-----
Revenues:
     Gold & Jewelry Sales       6,227        12,809       122,678
90,097
     Other Revenue                           24,000
48,000

                             ---------    ---------      --------      --
------
     Total revenues         $   6,227 $    36,809  $      122,678   $
138,097
                             ---------    ---------      --------      --
------
Operating expenses:
  Salaries and wages           15,000       15,000         30,000
30,000
  Contract Labor               56,637       62,512        111,924
130,177
  Utilities                    22,954       22,900         42,270
41,193
  Taxes - property & payroll    4,492        4,512          8,871
9,025
  Supplies                      6,368        6,741         10,095
11,719
  Insurance                     1,064          616          2,939
2,518
  Small equipment & repairs     3,964          622          6,475
4,642
  Drayage                       5,694        9,104          8,205
10,764
  Corporate expenses            2,145        4,815          3,510
7,174
  Legal and Compliance          5,879        1,248          6,756
1,882
  Mine Maintenance              6,700        3,118         10,111
7,504
  Depreciation & amortization   4,520        6,343          9,533
12,686
  Other expenses                2,513        1,183          3,984
2,072
                           ----------   ----------        -------       -
------
  Total operating expenses    137,930      138,714        254,673
271,356
                          ----------    ----------       --------      --
------
Profit (Loss) from operations (131,703)   (101,905)     (131,995)
(133,259)

Other Income:                   1,174        1,099          2,694
1,970
Other Expense:                  4,875        7,084         10,159
13,517
                             --------     ---------      ---------    ---
------
 Total Other income(expense)  (3,701)       (5,985)       (7,465)
(11,547)
                             --------    ----------       -------      --
------
Profit (Loss) before taxes   (135,404)    (107,890)      (139,460)
(144,806)
                             --------    ----------     ---------     ---
------
Income tax benefit (expense)     (800)      (1,600)          (800)
(1,600)
                             --------    ----------      ---------     --
------
Net profit (loss)      $     (136,204) $  (109,490)   $  (140,260)  $
(146,406)
                         ============    ===========    ==========
==========

Basic and diluted (loss)
 earnings per share     $   (.009)      $  (.008)      $     (.01)    $
(.01)
                      ============    ============      =========
=========
Shares used in the
calculation of net
(loss) income per share 14,338,855     14,338,855       14,338,855
14,338,855
                       ============    ===========      ==========
===========


See Accompanying Notes




Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Six Months Ended June 30, 2018 and June 30, 2019

                                               Six Months Ended June 30,
                                                    2019
2018
                                             --------------        ------
------
Net profit (loss)                             $   (140,260)        $
(146,406)
  Cash Flows From Operating Activities:
     Depreciation and amortization                   9,533
12,686
          (Increase)Decrease in
        accounts receivable                          (750)
(4,158)
     Decrease(Increase) in inventory               122,396
96,496
     (Increase)Decrease in other
       current assets                                   -
-
     (Decrease) increase in accounts payable
       and accrued expenses                          6,686
38,499
    (Decrease) increase in related party loans       9,413
12,360
    (Decrease) increase in short term notes           -
1,282
                                              ------------           ----
------
  Net cash (used) provided by
     operating activities                           7,018
10,759
                                              ------------           ----
------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                            (3,450)
-
  Proceed from sale real estate                      -
-
  Other assets bonds misc. deposits                  -
-
                                               -----------         - ----
------
  Net cash (used) provided by
    investing activities                             -
-
                                                -----------         -----
------

Cash Flows From Financing Activities

   Increase (decrease) notes payable               (4,592)
(9,557)
  Proceeds from sale of common stock                  -
-
  Additional paid-in capital                          -
-
                                                -----------         -----
------
  Net cash provided (used) by
    financing activities                           (4,592)
(9,557)
                                               ------------        ------
------

(Decrease) increase in cash                        (1,024)
1,202

Cash, beginning of period                           3,296
6,986
                                                ------------         ----
------
Cash, end of period                               $ 2,272    $
8,188
                                               ============
============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       8,973         $
13,091
                                               ============
===========
    Income taxes                             $         800          $
800
                                               ============
===========

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

2. Financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2019 and December 31, 2018, the results of operations and cash flows for the three-month periods ended June 30, 2019 and 2018. Unaudited financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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

Over thirty miles of horizontal workings and millions of cubic feet of vertical excavations called stopes exist. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading
(face) and
begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein in exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to classify the ore underground. This has a positive effect of reducing the volume of rock taken from the mine, thereby reducing costs.

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

BALANCE SHEET COMPARISONS

For the six-month period ended June 30, 2019 there was no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues

Gold revenues for the six-month period ending June 30, 2019 decreased by $$6,582 (50%) compared with the same period in 2018 due to the emphasis on development instead of production in 2019.

Expenses

For the three-month period ended June 30, 2019 compared to the same period in
2018 total operating expenses decreased by $784 or a negligable percent due to the in-place managment program.

For the three-month period ended June 30, 2019 compared to the same period in
2018 the company showed an increase of $26,714. The increase is due to decreased revenue from the shift in objectives of production to maintenance and development.

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


PART II

Item 1 LEGAL PROCEEDINGS

None

Item 1a RISK FACTORS

(a) Price of Gold

The daily spot price of gold has a modest effect on gross revenue if it's between $1,300 and $1,700 an ounce. A significant drop below $1,000 may have an adverse effect on the Company's operation. The Company's realized gold values usually exceed the bullion price due to the jewelry and specimen markets which are not affected by the spot price of gold.

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

The Company is substantially in compliance with all known safety and environmental standards and regulations, however; it faces reoccurring unreasonable and illegal demands from the Central Valley Regional Water Quality
Control Board (CVRWCB) or its staff. The Company is forced to expend working capital and time defending this excessive and punitive behavior. There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect; however during
2018, CVRWCB staff was invited and accepted invitations to visit the mine property. A definitive plan is under mutual development to re-write the mine's discharge permit during 2019.

(d) Liquidity

Gold inventory at June 30, 2019, was $306,933 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site and a gray market. Exposure is limited. The price of stock may not accurately reflect its fair market value because of the limited marketplace and the existence of a wild and free gray market. The company deferred programs to support or promote its stock until joining a suitable public marketplace.

There are conflicting bids, offers and trades between the Company's website and the unregulated Pink Sheet Gray Market, ticker symbol OSTO. Because of these discrepancies the market price is unreliable.

Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the three-months ended June 30, 2019, the Mine Safety and Health Administration (MSHA) issued no 104 (a) S&S or 104 (b) orders.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: June 30, 2019