Form 10-Q
period 2019-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-04-29
CIK 74925

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


As of September 30, 2019, 14,338,855 shares of Common Stock, par value $.03 per share, were issued and outstanding.

                                   PART I

ITEM 1.  FINANCIAL INFORMATION

                             Original Sixteen to One Mine, Inc.
                                Condensed Balance Sheet
                                           Sept. 30, 2019 & December 31, 2018

ASSETS

Current Assets
  Cash                                             $  7,720    $    3,296
   Accounts receivable                               55,524        67,175
   Inventory                                        250,082       429,329
   Other current assets                               1,000          -
                                                    -------       -------
    Total current assets                            314,326       499,800
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property                            278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        597,602      594,152
   Buildings                                        209,487      209,487
   Vehicles                                         168,925      168,925
                                                  ---------    ---------
  Total fixed assets at cost                        976,014      972,564
                                                  ---------    ---------
Less accumulated depreciation                      (923,441)   (909,387)
                                                -----------  -----------
   Net fixed assets                                 52,573	 63,177
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         14,869        21,460
                                                  ---------      -------

   Total Assets                                  $  660,145     $862,814
                                                ===========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                      September 30, 2019 & December 31, 2018

Current Liabilities
   Accounts payable & accrued expenses             $1,316,540  1,274,559
   Due to related party                               244,475    229,472
   Notes payable Short-term                           538,558    538,558
                                                      --------   -------
   Total Current Liabilities                        2,099,573  2,042,589
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year                   103,418    110,323
                                                      --------   -------
Total Liabilities                                   2,202,991  2,152,912
                                                      --------   -------

Stockholders' Equity
   Capital stock, par value $.03:
   30,000,000 shares authorized: 14,338,855
   issued and outstanding as of Sept. 30, 2018
   and as of December 31, 2017                     473,289       473,289
   Additional paid-in capital                    2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                           (4,239,026)    (3,986,279)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,542,845)   (1,290,098)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity      $ 660,146     $ 862,814
                                              ============  ============

                              See Accompanying Notes

                  Original Sixteen to One Mine, Inc.
             Statement of Operations and Retained Earnings


                  Three Months Ending Sept. 30,    Nine Months Ending Sept. 30,
                              2019            2018          2019           2018
                             ------          ------         ------         -----
Revenues:
     Gold & Jewelry Sales    (14,935)      (12,470)        137,614        77,627
     Other Revenue              -             -               -           48,000

                             ---------    ---------      --------      --------
     Total revenues         $ (14,935) $   (12,470) $     137,614   $    125,627
                             ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages           15,000       15,000         45,000        45,000
  Contract Labor               41,323       53,011        153,247       183,188
  Utilities                    24,573       24,066         66,844        65,258
  Taxes - property & payroll    8,786        8,962         17,657        17,987
  Supplies                      5,599        4,297         15,694        16,016
  Insurance                     1,592          895          4,531         3,413
  Small equipment & repairs     1,468          678          7,943         8,321
  Mine Maintenance              4,800        7,427         14,911        14,343
  Drayage                       3,743        3,579         11,948         8,646
  Corporate expenses            7,249        1,472         10,759         3,382
  Legal and Compliance            914        1,500          7,670        11,931
  Depreciation & amortization   4,520        6,343         14,053        19,028
  Other expenses                2,656        1,692          6,640         3,765
                           ----------   ----------        -------       -------
  Total operating expenses    122,223      128,922        376,897       400,278
                          ----------    ----------       --------      --------
Profit (Loss) from operations(107,288)   (141,392)      (239,283)      (274,651)

Other Income:                    (16)          838          2,678         2,808
Other Expense:                  3,883        3,006         14,042        16,523
                             --------     ---------      ---------    ---------
 Total Other income(expense)  (3,899)       (2,168)       (11,364)     (13,715)
                             --------    ----------       -------      --------
Profit (Loss) before taxes  (111,187)     (143,560)      (250,647)    (288,366)
                             --------    ----------     ---------     ---------
Income tax benefit (expense)     -            -               800        1,600
                             --------    ----------      ---------     --------
Net profit (loss)      $    (111,187) $   (143,560)   $  (251,447)  $ (289,966)
                         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share     $    (.01)     $    (.01)    $     (.02)    $    (.02)
                      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 14,338,855     14,338,855       14,338,855   14,338,855
                       ============    ===========      ==========  ===========


                              See Accompanying Notes

                      Original Sixteen to One Mine, Inc.
                           Statement of Cash Flows
         Nine Months Ended Sept. 30, 2019 and Sept. 30, 2018

                                             Nine Months Ended Sept. 30,
                                                 2019                   2018
                                           --------------         ------------


Net profit (loss)                             $   (251,447)       $   (289,966)
  Cash Flows From Operating Activities:
     Depreciation and amortization                  14,053               19,028
          (Increase)Decrease in
        accounts receivable                         10,650                6,934
     Decrease(Increase) in inventory               179,247              206,528
     (Increase)Decrease in other
       current assets                                                      -
     (Decrease) increase in accounts payable
       and accrued expenses                         40,681               47,164
    (Decrease) increase in related party loans      15,004               19,328
    (Decrease) increase in short term notes            -                  1,282

                                              ------------           ----------
  Net cash (used) provided by
     operating activities                            8,188              10,298
                                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                            (3,450)               _
  Proceed from sale real estate                         -                -
  Other assets bonds misc. deposits                 6,591                -
                                               -----------         -----------
  Net cash (used) provided by
    investing activities                               -                 -
                                                -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable               (6,905)             (13,735)
  Proceeds from sale of common stock                  -                 -
  Additional paid-in capital                          -                 -
                                                -----------        -----------
  Net cash provided (used) by
    financing activities                           (6,905)             (13,735)
                                               ------------        ------------

(Decrease) increase in cash                          4,424              (3,437)

Cash, beginning of period                            3,296                6,986
Cash, end of period                               $  7,720    $           3,549
                                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $      12,633         $      6,959
                                               ============         ===========
    Income taxes                             $         800          $     1,600
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

2. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at Sept. 30, 2019 and December 31, 2018, the results of operations and cash flows for the three-month reporting quarter and nine-month periods ending Sept. 30, 2019 and 2018. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.

II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One Mine in the Alleghany Mining District is a unique mine and requires a unique operation, recognized by its owners, its miners, geologists, engineers, and some public agencies during the last decade of the twentieth century and to the present. It is a traditional high-grade, hard rock, underground gold mine. The same company owns and operates (maintains) the mine. Original Sixteen to One Mine Inc, (owner) incorporated in California in 1911. Experts estimate that less than thirty percent of the deposit has been mined. Production is approximately 1,500,000 ounces of gold.

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



BALANCE SHEET COMPARISONS

For the nine-month period from December 31, 2018 to Sept. 30, 2019 total assets decreased by 23% primarily due to a 42% decrease in inventory and 17% in Accounts Receivable. The corresponding revenue decrease was from a planned shift from production towards development and maintainence.

For the same nine-month period long-term liabilities decreased by 6%.

STATEMENT OF OPERATIONS

Revenues for the three-month period ended Sept. 30, 2019 show a negative amount due to the fact that the gold that was sold this quarter was mined and transferred into inventory at a higher price than the current gold market. This results in "cost of goods sold" which is included in the "gross income" figure to exceed total income. The fact that the company's software program uses the average cost method for cost of goods sold further complicates this problem. The company cannot afford to purchase a more robust software program at this time.

Revenues for the nine-month period ended Sept. 30, 2019 compared to the same period in 2018 were 9% higher due to a higher percentage of sales being generated by bullion (raw gold) rather than gemstone sales.


Operating expenses for the three-month period ended Sept 30, 2019 were 5% lower than in 2018 due to the shift of priorities to new maintainence and development of lower levels of underground workings. Operating expenses for the nine-month period ended Sept 30,2019 decreased by 6% compared to the same period in 2018 for the same reason.

For the three-month period ended Sept. 30, 2019 the company showed a loss of $111,187 compared to a loss of $143,560 for the same period in 2018. For the nine-month period ended Sept. 30, 2019 the company showed a loss of $251,447 compared to a loss of $289,966 for the same period in 2018.


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

ITEM 4 CONTROLS AND PROCEDURES

See notes to financial statements.

PART II

ITEM 1 LEGAL PROCEEDINGS

Roger Haas, a shareholder and President and main figure in the operation of Quartzview, a Silicon Valley start-up financed by Carl Berg, filed a petition for Writ of Mandate onSeptember 6, 2018 for access to the Company's shareholder list. The Company refused the demand, filing the answer on October 17, 2018. The action is in the Superior Court of the State of California, County of Sierra.

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

ITEM 2 UNREGISTERED SALES OF EQUITY

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  MINE SAFETY DISCLOSURES

For the three-month period ended September 30, 2019 no S&S citations under
Section 104(a) were issued. No 104(b) Orders or 104(d) S&S Citations
Section 110 (b)(2) Violations or Section 107 (a) Orders were issued.


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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at Sept. 30, 2019.

ITEM 6 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


/s/Michael M. Miller
President and Director
Dated:  November 15, 2019