Form 10-K
period 2019-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-05-14
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
Commission File No. 001-10156

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA              94-0735390
(State or other jurisdiction of     (I.R.S. Employer ID#)
incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [x]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[] No[x]
?
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes[x] No[]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]        Accelerated filer [ ]

Non-accelerated filer [ ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company
(as defined in rule 12b-d of the act). Yes [] No[x]

As of December 31, 2019, 14,390,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.

PART I

GENERAL NOTE

In accordance with directive from the Securities and Exchange Commission(SEC) and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves and is in the "exploration state" as defined in Guide 7(a)(4)(iii); however, the Company continues to produce gold over its 108 years of operating its mines in the Alleghany Mining district. Proceeds from the annual production for 2015 and 2016 realized profitable years. Gold production in 2018 and 2019 was minimal as management directed the crew to begin a tough but significant project December 2016: reestablish the 49 WINZE for mining. Work continued through 2019, as planned. The 49 WINZE, access to the deep levels of the Sixteen was abandoned in 2005. The winze is a vital component for resuming gold production on established gold headings.
?
In addition, safe travel was secured and approve by the federal regulatory agency known as MSHA in the winze, the 1000 foot level and the 1700 foot level. Another primary goal included lowering the water. As of December 31, 2019, the water is 10 feet below the 1900 level.

During 2019, very little time was spent detecting for and mining gold. With one prior profitable year, management decided to place rehabilitation/maintenance ahead of mining for gold. Operating capital came from inventory and recent production, which were sold to preexisting markets.

In addition to significant underground improvements, relations with federal and California regulators improved significantly during 2019. California is known for its active environmental perspectives and advocates. Its reputation is global. Significant progress continues towards achieving lawful interpretation of the Porter Cologne Act, the basis of water administration.

SUBSEQUENT EVENTS

In 2012, a shareholder approached Michael Miller with his idea ?to develop and apply the latest in sensing and detection technology to enhance the odds of finding gold?. He was a Silicon Valley promoter capable of hiring engineers to develop new technology in locating gold in quartz veins. The Shareholder wrote ?our development team has over forty years combined experience in all fields of RF technology and is confident it can enhance current detection ability by a considerable margin.? The Silicon Valley group formed a shell company with a billionaire?s money. A contract with the mine was negotiated. This group became a California code violating triumvirate!
The Company?s agreement entitled it to use a portion of the mine to develop new technology in locating gold in exchange for a percentage of gold found using their technology. It was unsuccessful, a 100% failure as no gold target was ever identified. Years of our time were lost, including expenses billed to this shell which were unpaid and ignored.
The triumvirate?s true plan was a scheme called ?loan to own?
the mine.

The billionaire supplied the money as his partners led us into worthless pursuits underground. The objective, according to a later statement, was to give the Sixteen to One mine to the billionaire. When that didn?t work the trio modified its business. Their plans to interfere with the mining operations at the Sixteen to One became more devious. Harassing 16 to 1 miners, putting hidden cameras in the mine, and intimidating key associates until they disassociate themselves from the mine is called ?Intentional Interference in a Business Relationship?. It worked. I lost a director. Scott didn?t need the hassles and knew the triumvirate would continue hoping to bankrupt Original Sixteen to One Mine, Inc. Our shareholders and I lost time and money but we repaid a $500,000 loan. Nevertheless, the interferences continue.

The trio contacted government mining regulating agencies
(Central Valley Water Board, MSHA, etc.), local law enforcements and Sixteen to One shareholders with bogus accusations to draw negative attention to the mine and its operations.

Last October (2019) our property found itself under siege by County, State, and Federal government bureaucrats. The triumvirate had secured two former disgruntled employees guilty of violating serious Company policies to file an affidavit that 1000 gallons of oil was buried near Kanaka Creek. The regulators, some armed with pistols and rifles (about 50 of them all told), spent a week occupying the property, excluding our miners from entering.

Neither the Company nor I authorized the placement of toxic material in a pit prepared for a small amount of worthless metal. Kanaka Creek is about three football fields away from the pit. Personal garbage (not ours) and small amount of some liquids were placed in the pit by these ex-employees.

JUDICIAL EVENT

Nine months later in June 2020, the Company and I were cited for four pollution criminal violations. We are defending this injustice. These are bad actors with deep pockets and will stop at nothing to trash my credibility and take over our beloved mine. It is my responsibility to shareholders to protect and promote the rich history of the mine, our town and the California Gold Rush era, which continued for 30+ years. Of course, we are looking for gold. If these dirty birds win, say good bye to the last real authentic gold mining operation in California and, just as important, any opportunity for kids and young adults to experience what it was like in those golden days of yesteryear.
ITEM 1: BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911 in California. It mines gold on properties it owns under fee simple grant deeds. The Alleghany Mining
District is about 65 miles northeast of the intersection of I-80 and California State Route 49.

Sixteen to One mine from which more than 1,113,266 troy ounces of gold have been retrieved is the primary operation. It is a traditional hard rock underground mine where miners create horizontal levels at various elevations and raise into favorable areas. Geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins; however, concentrations of gold deposits are found scattered within these quartz veins, in recognized ore shoots. Because the gold appears intermittently, the Company has never declared reserves according to contemporary industry standards.

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

Metal detection technology enables exploration to detect gold from zero to 48 inches from quartz faces in the wall rock.(The size of the concentration is a factor).

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

The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. It maintains two websites:
origsix.com and original16to1.com.

ITEM 1A RISK FACTORS

(a) Price of Gold

The daily spot price of gold has a modest effect on gross revenue if it's between $1,000 and $1,300 an ounce. A significant drop below $1,000 may have an adverse effect on the Company's operation. Closing spot price on December 31 2019 was $1,520. The Company's realized gold values usually exceed the bullion price due to the jewelry and specimen markets which are not affected by the spot price of gold.

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

(c) Governmental Regulation

The attached financial statements have not been audited by a Securities Exchange Commission (SEC) accounting firm. Therefore, the Company is not in full compliance with this SEC regulation for companies listed on an exchange.
Mining is generally subjected to regulation. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employee?s health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. Laws may change preventing or delaying the commencement or continuance of given operations.

The Company is substantially in compliance with all known safety and environmental standards and regulations, however; it faces reoccurring unreasonable and unlawful demands from the Central Valley Regional Water Quality Control Board (CVRWCB) or its staff. The Company is forced to expend working capital and time defending excessive and punitive behavior. There can be no assurance that future changes in the laws, regulations or reckless interpretations will not have a material adverse effect. During 2018, CVRWCB staff was invited and accepted invitations to visit the mine property. Ongoing discussions during 2019 have improved the requirements of our 5-year discharge permit.


(d) Liquidity

Gold inventory at December 31, 2019, was $305,691 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.

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

PATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

NAME OF CLAIM            NAME OF CLAIM
Belmont				Rainbow Fraction
Number Three         	Twenty-One
Eclipse Quartz           Eclipse Extension
Tightner Extension       Contract
Alene             		Valentine
Red Star           		Bartlett
Farnham Gold Quartz Mine Belmont #2
Contract Extension       Hanley Quartz Mine
Noble             		Sixteen to One
Groves Gold Quartz Mine  Denver
Happy Jack Extension     Ophir
Rainbow Extension       	Happy Jack
Marion Lode          	Sphoon

MINERAL RIGHTS - PATENTED CLAIMS

NAME OF CLAIM        	NAME OF CLAIM

Standard Lode        	Standard Lode Extension
Gold Beater Lode     	Clute Lode
Hope Extension Lode  	Crafts Lode
Plumbago Mine Mill Site  Enterprise Quartz


UNPATENTED CLAIMS

NAME OF CLAIM       	NAME OF CLAIM

Alice           		Alice Annex
General Sherman N.Ext.   Jumbo
No Better         	 	No Better Ext.
Right Place        		Wonder #1
Wonder #2         		Wonder Goldmines MS
Tightner #2 Lode     	Tightner #3 Lode
Tightner #4 Lode     	Tightner #5 Lode
Tightner #6 Lode     	Alene Ext. Quartz
Bartlett Ext. Quartz   	Illocano Quartz
East Bartlett Lode    	Bal Quartz

ITEM 3: LEGAL PROCEEDINGS

See subsequent events on page 3

ITEM 4 MINE SAFETY DISCLOSURES

For the twelve-month period ended December 31, 2019 a total of 8 citations were issued with a total assessed value of $1,976.

The 8 citations included eight 104(a) S&S citations and no 104(b) orders.

All of the citations were contested and a settlement was reached for most of them.
?
PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2013 through 2017 is based upon activity on the X-Mart posted on the Company's web-site.

1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
High  Low      High  Low     High  Low      High  Low
------ -----  ------ -----  ------ -----  ------ -----
2019   NO TRADES ON XMART FOR 2019
2018   NO TRADES ON XMART FOR 2018
2017  $ .52  $ .52 $  *  $ *  $ .49 $ .49  $ .49  $ .49
2016   *       *      *    *    *     *      .52    .52
2015   *       *     .44   .44  .56   .56    *      *
2014   *       *     .46   .54  *     *      .42    .42
2013   .89     .89   .86   .65  *     *      *      *
2012   .49   .49     .49   .49  *     *      *      *
2011   *     *       .55   .55  *     *      *      *
2010   *     *       .89   .45  *     *      .55   .50

* No trades took place on the Company website in these quarters.

ITEM 6: SELECTED FINANCIAL DATA

Year		 2019	       2018	   2017	      2016		     2015
            ----        ----        ----          ----           ----
Sales      228,286    204,570      287,212    1,452,169      1,037,972
Income(loss)(230,933) (359,736)    (429,965)    610,160         76,443

Income(loss)
per share     (.016)      (.025)       (.03)    .04          .01

Total Assets 707,948   862,814   1,127,813     1,537,443     1,757,262
Total Debt 2,230,279  2,152,912  2,062,927      2,042,593    3,060,443
SH Equity (1,522,331) (1,290,098) (935,114)      (505,150)  (1,303,181)
?
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company in that it is the only operating company of its kind remaining in the United States. Management knows the assets of the Company are understated due to the age of acquisition. Exploration and development expenses are not capitalized. The Company celebrated its 100-year anniversary on Oct. 9, 2011. It is the oldest gold mining corporation in the United States. Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. Jewelry inventory is recorded at labor plus gold cost.

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

(A) Comparisons of 2018 with 2019.

Balance Sheet Comparisons

Assets:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, cash increased by $1,137 (34%) due to cash flow variations. Accounts receivable decreased by $10,651 (16%).

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018 inventory decreased by $123,638 (29%) due to changes in mining objectives in 2019 and sales of inventory to fund operations.

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018 equipment increased by $3,450 due to the purchase of a pump.




Liabilities:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018 accounts payable increased by $68,159 as the company relied on credit to finance the operation.

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018 notes due related parties increased by $18,439 (7%) due to a combination of additional loans and interest expense.

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018 long-term notes decreased by $9,231 (8%) as a result of scheduled payments with no new loans taken out.

Statement of Operations

Income:

For the one-year period ended December 31, 2019 compared to the one-year period ended December 31, 2018, revenue increased by $23,716 (11%) primarily due to increased gold sales in 2019.

Operating Expenses:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, operating expenses decreased overall by $90,608 (17%) due to reduced operations in 2019.

Other Income and Expense:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018 other income decreased by $1,795 (39%) due to less rent collected on a company house.

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018 other expenses decreased by $16,274 (50%)primarily due to a reconciliation of the stock account that was needed due to a discrepancy accumulated by years of rounding.(par value $0.033)

The company showed a loss of $230,933 in 2019 compared to a loss of $359,936 in 2018. The $128,803 (36%) difference is primarily due to lower operating costs in 2019 as the result of reduced operations compared to 2018. The basic and diluted loss per share was (.016) in 2019 compared to (.025) in 2018. The number of shares used for the 2019 calculation was 14,390,631 and the number of shares for the 2018 calculation was 14,342,097.

(A) Comparisons of 2018 with 2017.

Balance Sheet Comparisons

Assets:

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017, cash decreased by $3,690 (53%) due to cash flow variations. Accounts receivable decreased by $12,742 (16%) as a customer paid off his account.

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

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 notes due related parties increased by $28,590 (12%) due to a combination of additional loans and interest expense.

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

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017 other expenses increased by $4,709 (14%)primarily due to a reconciliation of the stock account that was needed due to a discrepancy accumulated by years of rounding.(par value $0.033)

For the one-year period ended December 31, 2018, compared to the one-year period ended December 31, 2017, interest expense did not change significantly.

The company showed a loss of $359,736 in 2018 compared to a loss of $429,965 in 2017. The $70,229 (16%) difference is primarily due to lower operating costs in 2018 as the result of reduced operations compared to 2017. The basic and diluted loss per share was (.025) in 2018 compared to (.03) in 2017. The number of shares used for the 2018 calculation was 14,342,097 and the number of shares for the 2017 calculation was 14,338,855.


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

Name        Age      Position       Officer Since      Director Since

Michael M.
Miller       77      President               1983                1977
                    & Director

Hugh Daniel
O'Neill      77      Secretary               2016                2002
                    & Director

Robert Beso  68      Treasurer               2016                2016
                    & Director


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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of Name and Address Amount and Nature Percent Class of Beneficial Owner of Beneficial Owner of Class
-------     -------------------  -------------------    --------
Common     Michael M. Miller          2,123,597             15%
           Officer and Director
           P.O. Box 941
           Alleghany, CA 95910

Common     M. Blair Hull              1,962,822             14%
           Hull Trading Co.
           401 So. LaSalle, Ste. 505
           Chicago, IL 60605

Common     Kathy N. Hull              1,490,250             10%
           11 Sierra Ave.
           Piedmont, CA 94611


Common     Charles I. Brown
           Family Partnership LTD        833,668             6%
           29922 N 133rd Lane
           Peoria, CO 85383

Common     Hugh Daniel O'Neill           143,077              1%
           Director - Secretary
           227 Prospect St.
           Nevada City, CA 95959


Common     Robert Beso                     7,500             .1%
           Director - Treasurer
           PO Box 909
           Alleghany, CA 95910


Common     All Officers & Directors     2,274,174            16%
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

PART IV

ITEM 15: UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2019 and December 31, 2018, the results of operations and cash flows for the twelve-month periods ended December 30, 2017, 2018 and 2019. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By:



Michael M. Miller
President and Director
Date April 18, 2020



?
Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                           December 31, 2019 & December 31, 2018

ASSETS
                                               2019         2018
Current Assets
Cash                                         $ 4,433    $  3,296
Accounts receivable                           56,525      67,175
Inventory (see Note 1)                       305,691     429,329
Other current assets                            -           -
                                              -------    -------
Total current assets                         366,649     499,800
                                              -------    -------

Mining Property
Real estate and property rights
net of depletion of $524,145                 230,401     230,401
Mineral property                              47,976      47,976
                                               -------   -------
Total Mining Property (see Note 2)           278,377     278,377
                                               -------   -------

Fixed Assets at Cost
Equipment                                    597,602     594,152
Buildings                                    209,487     209,487
Vehicles                                     168,925     168,925
                                            ---------  ---------
Total fixed assets at cost                   976,014     972,564
                                            ---------  ---------
Less accumulated depreciation               (927,961)  (909,387)
                                         ----------- -----------
Net fixed assets                              48,053      63,177
                                         ----------- -----------

Other Assets
Bonds and misc. deposits                      14,869      21,460
                                             ---------   -------

Total Assets                               $ 707,948   $ 862,814
                                          ==========  ==========

?
Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                               2019         2018
Current Liabilities
Accounts payable
& accrued expenses (see Note 3)         $ 1,342,718    1,274,559
Due to related party (see Note 4)           247,911      229,472
Notes payable Short-term (see Note 6)       538,558      538,558
                                           ---------     -------
Total Current Liabilities                 2,129,187    2,042,589
                                            --------     -------

Long Term Liabilities
Notes payable due
after one year (see Note 7)                 101,092      110,323
                                               --------  -------
Total Liabilities                         2,230,279    2,152,912
                                            ---------- ---------

Stockholders' Equity
Capital stock, par value $.033:
30,000,000 shares authorized:
14,390,631 issued and outstanding
as of Dec. 31, 2019 & 14,342,097
as of Dec. 31, 2018(see Note 8)              474,891     473,289
Additional paid-in capital                 2,221,290   2,222,892
(Accumulated deficit) Retained earnings  (4,218,512) (3,986,279)
                                       ------------  -----------
Total Stockholders' Equity              (1,522,331)  (1,290,098)
                                       ------------  -----------

Total Liabilities and
Stockholders' Equity                      $ 707,948    $862,814
                                       ============ ============







?
Original Sixteen to One Mine, Inc.
Statement of Operations
                                     2019       2018        2017
Revenues:
Gold & jewelry sales               228,286    156,570    191,212
Other Income                           -       48,000     96,000
                                  ---------   --------   -------
-
Total Revenues                     228,286     204,570   287,212

Operating expenses:
Salaries and wages                  60,000    60,000      60,000
Contract Labor                     163,855   239,601     272,095
Utilities                           85,829    87,178      82,855
Taxes - property & payroll          18,028    17,584      18,093
Insurance                            5,275     4,755       5,541
Supplies                            17,560    20,608      29,335
Small equipment & repairs            9,981     9,240      26,404
Drayage                             15,993    20,610      14,750
Corporate expense                   11,767     9,317      11,419
Legal and compliance                15,652    13,577      17,908
Mine Maintenance                    14,111    22,024     115,135
Depreciation & amortization         18,573    25,371      26,175
Other expenses                       7,811     5,178       5,848
                                   --------  --------   --------
Total operating expenses           444,435    535,043    685,558

Profit (Loss) from operations     (216,149)  (330,473) (398,346)

Other Income & (Expense):
Other Income                          2,800     4,595      5,861
Interest Expense                    (15,277)  (27,594)  (27,609)
Other expense                        (1,507)   (5,464)     (740)
                                  ---------  --------  ---------
Total Other Income (Expense)        (13,984)  (28,463)  (22,488)

Profit (Loss) before taxes         (230,133) (358,936) (420,834)

Provision for income taxes               800      800     9,131

Net (loss) income             $     (230,933)(359,736) (429,965)
                                ========== ==========  =========
Basic and diluted gain (loss) per
share                                $(.016)   $(.025)    $(.03)

Shares used in the calculation of
net(loss) income per share      14,390,631 14,342,097 14,338,855
                                ==========  =========  =========
?
Original Sixteen to One Mine, Inc.
Statement of Cash Flow
For the Years Ended December 31,
                                      2019       2018       2017

Cash Flows From Operating Activities:
Net profit (loss)             $    (230,933) (359,736) (429,965)
Operating activities:
Depreciation and amortization         18,573    25,371    26,175
Decrease(Increase)
in accounts receivable                29,501    12,742    25,501
Decrease(Increase) in inventory      123,638   222,899   357,985
(Decrease) Increase in
accounts payable accrued expenses     66,859     77,533    9,106
(Decrease) Increase in
related party loans                    (411)     28,590   25,349
(Decrease) Increase in
short-term notes                         -        1,282    2,585
                                      -------- ------- ---------

Net cash (used) provided by
operating activities                   7,227      8,681   16,736

Cash Flows From Investing Activities:
Sale (Purchase) of Real Estate            -        -        -
Write-off (Purchase) of fixed assets   (3,450)    596       -
Decrease (Increase)
Bonds Misc. deposits                    6,591      -        -
                                     --------- -------- --------
Net cash (used) provided by
investing activities                      -       596       -

Cash Flows From Financing Activities
Increase (Decrease) notes payable    (9,231)   (17,420) (16,706)
Proceeds from sale of common stock       -       4,453      -
Paid in Capital from Shareholders        -         -        -
                                    --------   -------- --------
Net cash provided (used) by
financing activities                (9,231	)   (12,967)
(16,706)

(Decrease)increase in cash             1,137    (3,690)      180
Cash, beginning of period              3,296     6,986     6,956
------  -------  --------
Cash, end of period                 $  4,433     3,296     7,136
                                    ========= ========= ========

?
NOTES TO THE FINANCIAL STATEMENTS

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
?
2. PROPERTY

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

3. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $1,342,718 at December 31, 2019. This balance includes $804,852 in accrued wages owed to Michael Miller. Mr. Miller's salary has been mostly accrued (not paid) for over ten years and is secured with real estate.

4. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2019 of $247,911 consists of a loan from a shareholder in the amount of $203,458 secured by gold and $35,425 owed to Michael Miller.

5. RELATED PARTY TRANSACTIONS

None

6. NOTES PAYABLE SHORT-TERM
Notes payable short-term of $538,558 at December 31, 2018 consists of a $500,000 interest-free line of credit as well as accrued interest on a previous loan. There is no specific due date on these loans which are convertible to stock at $1.00 per share.

7. NOTES PAYABLE

Notes payable due after one-year totaling $101,092 consists of the balance remaining on the mortgage for the Gold Crown Mine of $97,236 as well as $3,855 remaining on a note secured in 2014 for the purchase of a vehicle.

8. STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.033. Issued and outstanding: 14,390,631 shares of common stock. With approx. 3 Million of the total restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.

10