Form 10-Q
period 2020-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-07-01
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2020     Commission File No.
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

As of March 31, 2020, 14,342,097 shares of Common Stock, par value $.033 per share, were issued and outstanding.

Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
March 31, 2020 & December 31, 2019

ASSETS
                                                        2020
2019
Current Assets
  Cash                                             $ 24,830
$    4,433
   Accounts receivable                               56,775
56,525
   Inventory (see Note 1)                           270,194
305,691
   Other current assets                                 -
-
                                                    -------
-------
    Total current assets                            351,799
366,649
                                                    -------
-------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401
230,401
   Mineral property                                  47,976
47,976
                                                    -------
-------
   Total Mining Property (see Note 2)               278,377
278,377
                                                    -------
-------

Fixed Assets at Cost
   Equipment                                        597,602
597,602
   Buildings                                        209,487
209,487
   Vehicles                                         168,925
168,925
                                                  ---------
---------
  Total fixed assets at cost                        976,014
976,014
                                                  ---------
---------
Less accumulated depreciation                     (930,402)
(927,961)
                                                -----------  -
----------
   Net fixed assets                                 45,612
48,053
                                                -----------  -
----------

Other Assets
   Bonds and misc. deposits                          14,869
14,869
                                                  ---------
-------

   Total Assets                                 $  690,657
$  707,948
                                                ==========
==========


?
Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2020
2019
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$ 1,237,392
1,342,718
   Due to related party (see Note 4)                   209,511
247,911
   Notes payable Short-term  (see Note 6)              538,558
538,558
                                                      --------
-------
   Total Current Liabilities                         1,985,461
2,129,187
                                                      --------
-------

Long Term Liabilities
   Notes payable due after one year (see Note 7)        98,736
101,092
                                                      --------
-------
Total Liabilities                                    2,084,197
2,230,279
                                                    ----------
---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,342,097
   issued and outstanding as of Dec. 31, 2018
   and as of March 31, 2019
   (see Note 8)                                    474,891
474,891
   Additional paid-in capital                    2,222,892
2,221,290
   (Accumulated deficit)
   Retained earnings                           (4,091,323)
(4,218,512)
                                              ------------   -
----------
   Total Stockholders' Equity                  (1,393,540)
(1,522,331)
                                              ------------   -
----------

Total Liabilities and Stockholders' Equity     $  690,657   $
707,948
                                              ============
============



                              See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Operations and Retained Earnings
Three Months Ended March 31, 2020 and March 31, 2019

                             Three Months Ending March 31,
                                      2020            2019
                                    ------          ------
Revenues:
  Gold & jewelry sales            $   50,130    $  116,451
  Other Revenue                          -           --
                                   -----------   -----------
     Total revenues                   50,130       116,451
                                 -----------   -----------
Operating expenses:
  Salaries and wages                  15,000        15,000
  Contract Labor                      34,517        55,287
  Telephone & utilities               18,661        19,316
  Taxes - property & payroll           4,762         4,379
  Supplies                               448         3,727
  Insurance                            1,127         1,875
  Small equipment & repairs            2,600         2,511
  Drayage                              3,967         2,512
  Corporate expenses                   1,221           365
  Legal fees and penalties             4,201           880
  Mine Maintenance & Compliance        1,271         3,411
  Depreciation & amortization          2,442         4,520
  Other operating expenses               846         1,468
                                   ----------   ----------
  Total operating expenses            91,063       115,251
                                  ----------     ----------
  Profit (Loss) from operations      (40,933)        1,200

Other Income & Expenses:

Other Income                         1,200          1,519
Other Expenses                         -            5,284
                                    -------       --------
Total Other Income (Expense)         1,200         (3,765)
                                 ----------    -----------
Profit (Loss) before taxes         (39,733)        (2,565)
                                 ----------     -----------
Income Tax Benefit                      -             -
Net Profit (Loss)             $    (39,733)   $    (2,565)
                               ============     ===========

Basic and diluted Gain
   (Loss) per share           $    (0.0002)   $    (0.0002)
                                 ============    ==========
Shares used in the
   calculation of net
   loss income per share           14,342,097    14,342,097
                                 ============    ==========


                              See Accompanying Notes


Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Three Months Ended March 31, 2020 and March 31, 2019

                                              Three Months
Ended March 31,
                                               2020
2019
                                         --------------
--------------
Cash Flows From Operating Activities:
Net profit (loss)                       $         (39,733)
$    (2,564)
  operating activities:
     Depreciation                                   2,442
4,520
     (Increase)Decrease in
        accounts receivable                          (250)
(750)
     Decrease(Increase) in inventory               35,496
5,453
     (Increase)Decrease in other
       current assets                                  -
-
     (Decrease) increase in accounts payable
       and accrued expenses                        (52,064)
(4,857)
    (Decrease) increase related-party loans         12,464
6,397
    (Decrease) increase in short term notes            _
-

                                              ------------
----------
  Net cash (used) provided by
     operating activities                         (41,645)
8,199
                                              ------------
-----------

Cash Flows From Investing Activities:


  (Increase) Decrease Fixed Assets                  -
(3,450)
                                             -------------
----------

  Net cash (used) provided by
    investing activities                            -
(3,450)
                                              ------------
-----------

Cash Flows From Financing Activities

  Increase (decrease) notes payable               (50,864)
(1,523)
  (Increase) decrease in notes receivable              -
-
  Proceeds from sale of common stock                   -
-
  Additional paid-in capital                           -
-
                                              ------------
------------
  Net cash provided (used) by
    financing activities                          112,906
(1,523)
                                              ------------
------------
 (Decrease) increase in cash                       20,397
3,226

Cash, beginning of period                           4,433
3,296
                                              ------------
----------
Cash, end of period                            $   24,830   $
6,522
                                              ============
============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                         $       -
$      4,611
    Income Taxes                             $       -
$          -
                                              ============
============

                              See Accompanying Notes

NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the
Company) incorporated in 1911, and actively operates the Sixteen to One mine in Alleghany, California.

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion is quoted at the market price. Jewelry and specimens are quoted at the market price for gold content plus labor cost. Inventory is accounted for using the average cost method.

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

 GENERAL NOTES

1. In accordance with directive from the Securities and Exchange Commission (SEC)and Industry Guide 7, reference for all intent and purposes to the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves for the period. The "exploration state" as defined in Guide 7(a)(4)(iii) may apply.

2. Financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2020 and December 31, 2019, the results of operations and cash flows for the three-month periods ended March 31, 2020 and 2019. Unaudited financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and Item 310(b) of Regulation S-B.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique gold deposit and requires an unfamiliar operation, which is recognized by its owners, its miners, geologists, engineers, and some public agencies for 125 years. It is a rare California high-grade, hard rock, underground gold mine. The Company celebrated its 100th year anniversary on Oct. 9, 2011. It became the oldest gold mining corporation in the United States. Experts estimate that sixty percent of the of the deposit remain. Production is approximately 1,500,000 ounces of gold.

Over thirty miles of horizontal workings and millions of cubic feet of vertical excavations called stopes exist. The entire grounds are not maintained for mining. Once an area is targeted for mining, travel ways and escape routes are brought into safety compliance. Production miners set up a heading
(face) and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein as exceedingly rich concentrations called "pockets". Metal detectors are regularly used underground as a tool for guiding the direction of the work. Metal detectors are also used as a tool to classify the ore underground. A positive effect reduces the volume of rock taken from the mine, thereby reducing costs.

In 1992, the company initiated a gold marketing plan of selling gold in quartz as a gemstone. This produces revenue significantly greater than selling gold into the spot market. Demand for the Sixteen to One gold-in-quartz gemstone exceeds supply.

Production has been termed a "feast or famine" situation for over 100 years. Reserves in this high-grade gold mine cannot be termed as "proven". At the Sixteen to One the search for gold embraces: (1) historical maps; (2) geophysical prospecting; (3) underground headings, drifts or tunnels. When operations detect the presence of gold, the Company evaluates the environment and changes from exploration to development to production rapidly. The company hoards gold and sells it according to short-term cash needs. These facts create headaches for the Company managing cash flow between pockets.

Balance Sheet notes:

Gold inventory is recorded at spot price despite proven additional value for specimen and gem-stone material which is substantially greater than spot price. Jewelry inventory is recorded at labor plus gold cost.

No value is recorded on the balance sheet for timber reserves. The company owns 470 acres of prime forested timberland. No value is recorded on the balance sheet for the Company owned water-rights. Reduced value is recorded on the balance sheet for buildings, equipment and land. No value is recorded on the balance sheet for marketable aggregate and decorative stone currently stockpiled. No value is recorded on the balance sheet for goodwill. Fixed assets are recorded at historic cost less depreciation which cloud the true value of Company assets.

BALANCE SHEET COMPARISONS

For the three-month period ended March 31, 2020 there were no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues

Gold revenues for the three-month period ending March 31, 2020, decreased by $116,607 (58%) compared with the same period in 2019 due to management?s decision to dewater the mine.

Expenses

For the three-month period ended March 31, 2020 compared to the same period in 2019 total operating expenses decreased by $31,813 (26%) primarily due to a smaller crew in 2020 compared to 2019.

For the three-month period ended March 31, 2020 compared to the same period in
2019 the company showed a loss of $39,733 compared to a loss of $5,225. The $34,508 (87%) difference is due to lower gold production.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

From time to time the Company makes written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

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

These factors are beyond the Company's ability to control or predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company will update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise if significant.

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

?
(b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or ore values, a sense of uncertainty of existence is perceived by some. Caution is always recommended in using the doctrines of reserves as an economic tool for valuing a mining company. While (i) the Company has recovered over one million ounces of gold and (ii) management knows that substantial additional virgin veins exist in the Sixteen to One mine, the Company has no ability to measure potential gold production using the mathematical tools generally recognized in the mining industry; however, the company can prove that approximately seventy percent (70%) of its vein systems have not been developed.

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

The Company is substantially in compliance with all known safety and environmental standards and regulations, however; it faces reoccurring unreasonable and illegal demands from the Central Valley Regional Water Quality Control Board (CVRWCB) or its staff. The Company is forced to expend working capital and time defending this excessive and punitive behavior.
There can be no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect. CVRWCB staff accepted invitations to visit the mine property. A definitive plan is under mutual development to re-write the mine's discharge permit.

(d) Liquidity

Gold inventory at March 31, 2020, was $270,194 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site and a gray market. Exposure is limited. The price of stock may not accurately reflect its fair market value because of the limited marketplace and the existence of a wild and free gray market. The company deferred programs to support or promote its stock.

There are conflicting bids, offers and trades between the Company's website and the unregulated Pink Sheet Gray Market, ticker symbol OSTO. Because of these discrepancies the market price is unreliable.

Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the three-months ended March 31, 2020, the Mine Safety and
Health Administration (MSHA) issued no citations or orders.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: April 15, 2020


2