Form 10-Q
period 2020-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-07-02
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2020     Commission File No.
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

As of June 30, 2020, 14,342,097 shares of Common Stock, par value $.033 per share, were issued and outstanding.

Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
June 30, 2020 & December 31, 2019

ASSETS
                                               2020        2019
Current Assets
  Cash                                   $ 25,834     $   4,433
   Accounts receivable                     56,775        56,525
   Inventory (see Note 1)                 291,030       305,691
   Other current assets                         -             -
                                          -------       -------
    Total current assets                  373,639       366,649
                                          -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145       230,401      230,401
   Mineral property                         47,976       47,976
                                           -------      -------
   Total Mining Property (see Note 2)      278,377      278,377
                                           -------      -------

Fixed Assets at Cost
   Equipment                               597,602      597,602
   Buildings                               209,487      209,487
   Vehicles                                168,925      168,925
                                         ---------    ---------
  Total fixed assets at cost               976,014      976,014
                                         ---------    ---------
Less accumulated depreciation            (932,844)    (927,961)
                                       -----------  -----------
   Net fixed assets                         43,170       48,053
                                       -----------  -----------

Other Assets
   Bonds and misc. deposits                 14,869       14,869
                                         ---------      -------

   Total Assets                        $  710,055    $  707,948
                                       ==========    ==========

Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                               2020       2019
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)
                                          $ 1,257,967 1,342,718
   Due to related party (see Note 4)          249,264   247,911
   Notes payable Short-term  (see Note 6)     538,558   538,558
                                             --------   -------
   Total Current Liabilities                2,045,789 2,129,187
                                             --------   -------

Long Term Liabilities
   Notes payable due after one year(see Note 7)97,236   101,092
                                             --------   -------
Total Liabilities                          2,143,025  2,230,279
                                          ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,342,097
   issued and outstanding as of Dec. 31, 2018
   and as of June 30, 2019
   (see Note 8)                           474,891       474,891
   Additional paid-in capital           2,222,892     2,221,290
   (Accumulated deficit)
   Retained earnings                  (4,130,753)   (4,218,512)
                                     ------------   -----------
   Total Stockholders' Equity         (1,432,970)   (1,522,331)
                                     ------------   -----------

Total Liabilities and Stockholders' Equity
                                       $  710,055    $  707,948
                                     ============  ============

                              See Accompanying Notes

Original Sixteen to One Mine, Inc.
Statement of Operations and Retained Earnings

        Three Months Ending June. 30,    Six Months Ending
June. 30,
                                2020          2019
2020          2019
                               ------        ------        ----
--        -----
Revenues:
     Gold & Jewelry Sales
               21,196         6,227        71,325       122,678
     Other Revenue

             ---------    ---------      --------      --------
     Total revenues
            $  21,196    $    6,227      $ 71,325     $ 122,678
             ---------    ---------      --------      --------
Operating expenses:
Salaries and wages
               13,024       15,000         28,024        30,000
  Contract Labor
                6,004       56,637         40,522       111,924
  Utilities
               17,878       22,954         36,539        42,270
  Taxes - property & payroll
                4,892        4,492          9,654         8,871
  Supplies
                2,253        6,368          2,701        10,095
  Insurance
                1,133        1,064          2,260         2,939
  Small equipment & repairs
                1,021        3,964          3,621         6,475
  Drayage
                  968        5,694          4,935         8,205
  Corporate expenses
                3,002        2,145          4,223         3,510
  Legal and Compliance
                7,878        5,879         12,079         6,756
  Mine Maintenance
                   91        6,700          1,362        10,111
  Depreciation & amortization
                2,442        4,520          4,883         9,533
  Other expenses
                  440        2,513          1,285         3,984
           ----------   ----------        -------       -------
  Total operating expenses
               61,026      137,930        152,088       254,673
          ----------    ----------       --------      --------
Profit (Loss) from operations
             (39,830)    (131,703)       (80,763)     (131,995)

Other Income:
                 1,200        1,174         2,400         2,694
Other Expense:
                   -          4,875           -          10,159
             --------     ---------      ---------    ---------
 Total Other income (expense)
                1,200       (3,701)        2,400        (7,465)
             --------    ----------       -------      --------
Profit (Loss) before taxes
              (38,630)    (135,404)      (78,363)     (139,460)
                             --------    ----------     -------
--     ---------
Income tax benefit (expense)
                 (800)        (800)          (800)        (800)
             --------    ----------      ---------     --------
Net profit (loss)
       $     (39,430)  $  (136,204)    $  (79,163)  $ (140,260)
         ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share
        $   (.009)      $  (.009)      $     (.01)    $   (.01)
      ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share
        14,338,855     14,338,855       14,338,855   14,338,855
       ============    ===========      ==========  ===========

See Accompanying Notes

Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Six Months Ended June 30, 2020 and June 30, 2019

                                               Six Months Ended
June 30,
                                      2020                 2019
                                             --------------
------------
Net profit (loss)             $    (79,163)        $  (140,260)
  Cash Flows From Operating Activities:
     Depreciation and amortization       4,883            9,533
          (Increase)Decrease in
        accounts receivable             (250)             (750)
  Decrease(Increase) in inventory    14,661             122,396
     (Increase)Decrease in other
       current assets                    -                    -
     (Decrease) increase in accounts payable
       and accrued expenses         (31,489)              6,686
(Decrease) increase in related party loans
                                      1,353               9,413
(Decrease) increase in short term notes  -                    -
                              ------------           ----------
  Net cash (used) provided by
     operating activities          (90,005)               7,018
                              ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases               _                 (3,450)
  Proceed from sale real estate          -                    -
  Other assets bonds misc. deposits      -                    -
                               -----------         - ----------
  Net cash (used) provided by
    investing activities                 -                    -
                                -----------         -----------

Cash Flows From Financing Activities

Increase (decrease) notes payable  (3,856)              (4,592)
  Proceeds from sale of common stock     -                    -
  Additional paid-in capital             -                    -
                                -----------         -----------
  Net cash provided (used) by
    financing activities          115,262               (4,592)
                               ------------        ------------

(Decrease) increase in cash        21,401               (1,024)

Cash, beginning of period            4,433                3,296
                                ------------         ----------
Cash, end of period               $ 25,834    $           2,272
                               ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense         $       -             $      8,973
                               ============         ===========
    Income taxes             $        800           $       800
                               ============         ===========

NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the
Company) incorporated in 1911, actively operates the Sixteen to One mine in Alleghany, California.

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

2. Financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2020 and December 31, 2019. The results of operations and cash flows for the second quarter of 2020 and 2019 and showing the six month year-to-date ending June 30, 2020 and 2019. Unaudited financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and Item 310(b) of Regulation S-B.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique gold deposit and requires an unfamiliar operation, which is recognized by its owners, its miners, geologists, engineers, and some public agencies for 125 years. It is a rare California high-grade, hard rock, underground gold mine. The Company celebrated its 100th year anniversary on Oct. 9, 2011. It became the oldest gold mining corporation in the United States. Experts estimate that sixty percent of the gold deposit remains. Production is approximately 1,500,000 ounces of gold.

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

BALANCE SHEET COMPARISONS

For the six-month period ended June 30,2020 there were no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues

Gold revenues for the six-month period ending June 30, 2020, decreased by $239,416 (73%) compared with the same period in 2019 due to support COVID-19 California and federal restrictions.

Expenses

For the six-month period ended June 30, 2020 compared to the same period in 2019 total operating expenses decreased by $110,769 (42%) to support COVID-19 California and federal restrictions to support COVID-19 California and federal restrictions.

For the six-month period ended June 30, 2020 compared to the same period in 2019 the company showed a loss of $79,163 compared to a loss of $137,779. The $58,615 (43%) to support COVID-19 California and federal restrictions that limited mining.

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

(d) Liquidity

Gold inventory at June 30, 2020, was $291,030 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.

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

Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the six-month ended June 30, 2020, the Mine Safety and
Health Administration (MSHA) issued no citations or orders.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc. at June 30, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: August 5, 2020