Form 10-Q
period 2020-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-07-09
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2020
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

As of September 30, 2020, 14,390,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.
Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
September 30, 2020 & December 31, 2019

ASSETS
                                                        2020        2019
Current Assets
  Cash                                             $ 20,495     $   4,433
   Accounts receivable                               55,775        56,525
   Inventory (see Note 1)                           307,920       305,691
   Other current assets                                -             -
                                                    -------       -------
    Total current assets                            384,190       366,649
                                                    -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145                230,401      230,401
   Mineral property                                  47,976       47,976
                                                    -------      -------
   Total Mining Property (see Note 2)               278,377      278,377
                                                    -------      -------

Fixed Assets at Cost
   Equipment                                        597,602      597,602
   Buildings                                        209,487      209,487
   Vehicles                                         168,925      168,925
                                                  ---------    ---------
  Total fixed assets at cost                        976,014      976,014
                                                  ---------    ---------
Less accumulated depreciation                     (935,286)    (927,961)
                                                -----------  -----------
   Net fixed assets                                 40,728       48,053
                                                -----------  -----------

Other Assets
   Bonds and misc. deposits                         14,869       14,869
                                                  ---------      -------

   Total Assets                                 $  718,164    $  707,948
                                                ==========    ==========


?
Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                        2020       2019
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$ 1,295,737 1,342,718
   Due to related party (see Note 4)                   259,880   247,911
   Notes payable Short-term  (see Note 6)              538,558   538,558
                                                      --------   -------
   Total Current Liabilities                         2,094,175 2,129,187
                                                      --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)        97,236   101,092
                                                      --------   -------
Total Liabilities                                    2,191,411  2,230,279
                                                    ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,342,097
   issued and outstanding as of Dec. 31, 2018
   and as of June 30, 2019
   (see Note 8)                                    474,891       474,891
   Additional paid-in capital                    2,222,892     2,221,290
   (Accumulated deficit)
   Retained earnings                           (4,171,030)   (4,218,512)
                                              ------------   -----------
   Total Stockholders' Equity                  (1,473,247)   (1,522,331)
                                              ------------   -----------

Total Liabilities and Stockholders' Equity     $  718,164    $  707,948
                                              ============  ============



                              See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Operations and Retained Earnings

      Three Months Ending September 30,  Nine Months Ending September 30

                           2020          2019          2020          2019
                          ------        ------        ------        -----
Revenues:
 Gold & Jewelry Sales    17,130        14,935        88,455       137,614
     Other Revenue

                       ---------    ---------      --------      --------
Total revenues        $  17,130    $   14,935      $ 88,455     $ 137,614
                       ---------    ---------      --------      --------
Operating expenses:
  Salaries and wages     15,000       15,000         43,024        45,000
  Contract Labor          5,715       41,323         46,237       153,247
  Utilities              18,830       24,573         55,369        66,844
  Taxes - property & payroll 4,294     8,786         13,948        17,657
  Supplies                  202        5,599          2,903        15,694
  Insurance                 600        1,592          2,860         4,531
  Small equipment & repairs 1,662      1,468          5,283         7,943
  Drayage                   782        3,743          5,717        11,948
  Corporate expenses        7,752      7,249         11,975        10,759
  Legal and Compliance       25          914         12,104         7,670
  Mine Maintenance        1,052        4,800          2,415        14,911
  Depreciation & amortization   2,442  4,520          7,325        14,053
  Other expenses            251        2,656          1,536         6,640
                     ----------   ----------        -------       -------
Total operating expenses   58,607    122,223        210,696       376,897
                    ----------    ----------       --------      --------
Profit (Loss) from operations (41,477) (107,288)  (122,241)     (239,283)

Other Income:              1,200         (16)         3,600         2,678
Other Expense:               -          3,883           -          14,042
                       --------     ---------      ---------    ---------
Total Other income(expense)   1,200      (3,899)     3,600       (11,364)
                       --------    ----------       -------      --------
Profit (Loss) before taxes  (40,277)    (111,187)   (118,641)   (250,647)
                       --------    ----------     ---------     ---------
Income tax benefit (expense)   -            -          (800)        (800)
                       --------    ----------      ---------     --------
Net profit (loss) $     (40,277)  $  (111,187)    $ (119,441)  $(251,447)
                   ============    ===========    ==========   ==========

Basic and diluted (loss)
 earnings per share    $   (.003)    $  (.008)    $   (.008)    $   (.02)
               ============    ============      =========     =========
Shares used in the
calculation of net
(loss) income per share 14,338,855   14,338,855   14,338,855   14,338,855
                 ============    ===========      ==========  ===========


See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Nine Months Ended September 30, 2020 and September 30, 2019

                                          Nine Months Ended September 30,
                                               2020                 2019
                                      --------------         ------------
Net profit (loss)                      $   (119,441)         $  (251,447)
  Cash Flows From Operating Activities:
     Depreciation and amortization             7,325               14,053
          (Increase)Decrease in
        accounts receivable                      750               10,650
     Decrease(Increase) in inventory          (2,229)             179,247
     (Increase)Decrease in other
       current assets                            -                    -
     (Decrease) increase in accounts payable
       and accrued expenses                     6,282              40,681
  (Decrease) increase in related party loans   11,969              15,004
    (Decrease) increase in short term notes        -                    -
                                        ------------           ----------
  Net cash (used) provided by
     operating activities                    (95,344)               8,188
                                        ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                         _                 (3,450)
  Proceed from sale real estate                 -                    -
  Other assets bonds misc. deposits             -                  6,591
                                         -----------         - ----------
  Net cash (used) provided by
    investing activities                           -                    -
                                          -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable         (3,856)              (6,905)
  Proceeds from sale of common stock              -                    -
  Additional paid-in capital                      -                    -
                                          -----------         -----------
  Net cash provided (used) by
    financing activities                    115,262               (6,905)
                                         ------------        ------------

(Decrease) increase in cash                   16,062                4,424

Cash, beginning of period                      4,433                3,296
                                          ------------         ----------
Cash, end of period                         $ 20,495    $           7,720
                                         ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                  $       -             $     12,633
                                        ============         ===========
    Income taxes                       $      800            $       800
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

2. Financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2020 and December 31, 2019. The results of operations and cash flows for the third quarter of 2020 and 2019 and showing the nine month year-to-date ending September 30, 2020 and 2019. Unaudited financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and Item 310(b) of Regulation S-B.

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

BALANCE SHEET COMPARISONS

For the nine-month period ended September 30,2020 there were no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues

Gold revenues for the nine-month period ending September 30, 2020, decreased by $49,159 (36%) compared with the same period in 2019 due to support COVID-19 California and federal restrictions.

Expenses

For the nine-month period ended September 30, 2020 compared to the same period in 2019 total operating expenses decreased by $173,115 (45%) to support COVID-19 California and federal restrictions to support COVID-19 California and federal restrictions.

For the nine-month period ended September 30, 2020 compared to the same period in 2019 the company showed a loss of $119,441 compared to a loss of $243,397. The $123,956 (51%) difference was due to support of COVID-19 California and federal restrictions that limited mining.

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

(d) Liquidity

Gold inventory at September 30, 2020, was $307,920 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


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

Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the nine-month ended September 30, 2020, the Mine Safety and Health Administration (MSHA) issued no citations or orders.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at September 30, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: November 10, 2020