Form 10-K
period 2020-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-07-21
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

PART I

GENERAL NOTE

In accordance with directive from the Securities and Exchange Commission(SEC) and Industry Guide 7, reference for all intent and purposes stating the Company's employees as miners, its properties as mines or its operation as mining does not diminish the fact that the Company has no proven reserves; however, the Company continues to produce gold over its 110 years of operating its mines in the Alleghany Mining district. Proceeds from the annual production for 2015 and 2016 realized profitable years. Gold production in 2018 2019 and 2020 was minimal as management directed the crew to begin a tough but significant project December 2017: reestablish the 49 WINZE for mining. Work continued through 2020, as planned. The 49 WINZE, access to the deep levels of the Sixteen was abandoned in 2005. The winze is the vital component for resuming profitable gold production on established gold headings.
?
In addition, safe travel was secured and approve by the federal regulatory agency known as MSHA in the winze to the 1700 foot level. Another primary goal included lowering the water. As of December 31, 2020, the water is 10 feet below the 1900 level.

During 2020, very little time was spent detecting for and mining gold. With the prior profitable year, management decided to place rehabilitation/maintenance ahead of mining for gold. Operating capital came from inventory and recent production, which were sold to preexisting markets.

In addition to significant underground improvements, relations with federal and California regulators improved significantly during 2020. California is known for active environmental perspectives and advocates. Its reputation is global. Significant progress continues towards achieving lawful and reasonable interpretation of the Porter Cologne Act, the basis of water administration.

SUBSEQUENT EVENTS

In 2021, the five year renewal of the Company was approved by the Central Valley Regional Water Control Board.

The Board of Directors established a debt reduction plan to reduce its liabilities to Company shares in 2020. The results will be confirmed in the 2021 2nd Quarter 10Q.

JUDICIAL EVENT

In 2020, the Company and President were cited for four criminal pollution violations. Neither authorized the placement of toxic material in a pit prepared for a small amount of worthless metal. The Company and President are currently defending the allegations.

ITEM 1: BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911, in California. It mines gold on properties it owns under fee simple grant deeds. The Alleghany Mining
District is about 65 miles northeast of the intersection of I-80 and California State Route 49.

More than 1,113,280 troy ounces of gold were produced. It is a traditional, hard rock, underground mine. Miners create horizontal levels at various elevations and raise into favorable areas. Geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins. Concentrations of gold deposits are found scattered within the veins called ore shoots. The Company has never declared reserves according to industry definitions.

The Company from time to time focuses substantially all of its resources on infrastructure development or maintenance. During these periods little gold is mined. At other times, miners primarily work for gold. Business is subjected to cycles. The operation resembles the classical "boom or bust" cycles regardless of outside influences.

For accounting purposes gold revenues are accrued when the metal is recovered. For tax purposes revenues are not recognized until gold is sold. Rare high-grade gold and quartz is sold at a premium to museums, collectors and jewelry manufacturers. This market creates a significant financial event with revenues significantly greater than prevailing spot price. Demand for the Sixteen to One gold quartz is greater than the current supply.

Supplies and equipment used for mining are commonly available.
Labor requirements are available, and are a concern throughout the mining industry.

No particular seasonality exists for the marketing of gold.
Adverse effects of winter storms sometimes limit the ability of the crew to access the mine. Company is in compliance with all applicable federal, state and local laws and regulations relating to the environment.

The Company's executive office is located at 527 Miners Street, Alleghany, California 95910. It maintains two websites:
origsix.com and original16to1.com.

ITEM 1A RISK FACTORS

(a) Price of Gold

The daily spot price of gold has no financial effect on gross revenue if it's between $1,700 and $1,800 an ounce. A significant drop below $1,700 may have an adverse effect on the Company's revenue. Closing spot price on December 31, 2020, was $1,803.28. The Company's realized gold inventory usually exceeds the bullion price.

(b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or assets, a sense of uncertainty is perceived. Caution is recommended when using the doctrines of reserves as an economic tool for evaluating. While (i) the Company has recovered over one million ounces of gold and (ii) management knows that substantial additional virgin veins exists, it has no ability to measure potential gold production using the mathematical tools generally recognized in the mining industry. The Company knows visible gold shows in three locations on the 2400 foot level.

(c) Governmental Regulation

The attached financial statements have not been audited by a Securities Exchange Commission (SEC) accounting firm. Therefore, the Company is not in full compliance with this SEC regulation for companies listed on an exchange.

The Company is in compliance with all known safety and environmental standards and regulations.

(d) Liquidity

Gold inventory is highly liquid.

(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site. Exposure is limited. The price of stock may not accurately reflect fair market value because of the limited marketplace and the existence of a wild Gray Market. The Company currently maintains no program to support or promote its stock.

ITEM 2: PROPERTIES

Properties

Sixteen to One Mine was located in 1896, incorporated into Original Sixteen to One Mine, Inc. in 1911. Properties acquired prior to 1925 are carried on the Company's books at their original purchase price and are fully amortized through depletion.

In 1999, the Company acquired the Plumbago mine in the Alleghany Mining District, which is located two miles southeast of the Sixteen to One mine. The property has a history of rich gold production. The Company will pursue the potential within this property when funding becomes available for development.

On June 22, 2005, the Company acquired the Gold Crown mine. The
Board of Directors decided that it is a long-term investment and important to the long-term welfare of the Company.

The Alleghany properties consist of 26 patented claims (470 acres), 160 acres of mineral rights on patented claims and approximately 320 acres of unpatented claims. The following table sets forth further information with respect to the Company's mining claims.

PATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

NAME OF CLAIM            NAME OF CLAIM
Belmont				Rainbow Fraction
Number Three         	Twenty-One
Eclipse Quartz           Eclipse Extension
Tightner Extension       Contract
Alene             		Valentine
Red Star           		Bartlett
Farnham Gold Quartz Mine Belmont #2
Contract Extension       Hanley Quartz Mine
Noble             		Sixteen to One
Groves Gold Quartz Mine  Denver
Happy Jack Extension     Ophir
Rainbow Extension       	Happy Jack
Marion Lode          	Sphoon



UNPATENTED CLAIMS

NAME OF CLAIM       	NAME OF CLAIM

Alice           		Alice Annex
General Sherman N.Ext.   Jumbo
No Better         	 	No Better Ext.
Right Place        		Wonder #1
Wonder #2         		Wonder Goldmines MS
Tightner #2 Lode     	Tightner #3 Lode
Tightner #4 Lode     	Tightner #5 Lode
Tightner #6 Lode     	Alene Ext. Quartz
Bartlett Ext. Quartz   	Illocano Quartz
East Bartlett Lode    	Bal Quartz
Standard Lode        	Standard Lode Extension
Gold Beater Lode     	Clute Lode
Hope Extension Lode  	Crafts Lode
Plumbago Mine Mill Site  Enterprise Quartz


ITEM 3: LEGAL PROCEEDINGS

See subsequent events on page 3

ITEM 4 MINE SAFETY DISCLOSURES

For the twelve-month period ended December 31, 2020, no citations were issued by the Mine Health and Safety
Administration (MSHA).

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Currently there is no public marketplace for the Company's common stock. Data from 2013 through 2020 is based upon activity on the X-Mart posted on the Company's web-site.

1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
High  Low      High  Low     High  Low      High  Low
------ -----  ------ -----  ------ -----  ------ -----
2020   NO TRADES ON XMART FOR 2020
2019   NO TRADES ON XMART FOR 2019
2018   NO TRADES ON XMART FOR 2018
2017  $ .52  $ .52 $  *  $ *  $ .49 $ .49  $ .49  $ .49
2016   *       *      *    *    *     *      .52    .52
2015   *       *     .44   .44  .56   .56    *      *
2014   *       *     .46   .54  *     *      .42    .42
2013   .89     .89   .86   .65  *     *      *      *

* No trades took place on the Company website in these quarters.

ITEM 6: SELECTED FINANCIAL DATA

Year		 2020	       2019	   2018	      2017		   2016
            ----        ----        ----          ----         ----
Sales        90,225    228,286      204,570     287,212      1,452,169
Income(loss)(173,578) (230,933)    (359,736)   (429,965)       610,160
Income(loss)
per share     (.012)   (.016)       (.025)       (.03)           .04
Total Assets 718,555   707,948     862,814     1,127,813     1,537,443
Total Liab.2,245,939  2,230,279  2,152,912     2,062,927     2,042,593
SH Equity  (1,527,384) (1,522,331)(1,290,098)    (935,114)    (505,150)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Balance Sheet

Original Sixteen to One Mine, Inc. is a distinct company. It is the only operating company of its kind remaining in the United States. Management knows the assets of the Company are understated due to the age of acquisition. Exploration and development expenses are not capitalized. The Company celebrated its 100-year anniversary on Oct. 9, 2011. It is the oldest gold mining corporation in the United States. Gold inventory is recorded at spot price despite proven additional value.

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

(A) Comparisons of 2020 with 2019.

Balance Sheet Comparisons

Assets:

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019, cash increased by $17,389 (392%) due to cash flow variations. Accounts receivable increased by $250 (.5%).

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019 inventory increased by $3,734 (1.2%) due to changes in mining objectives in 2020 and sales of inventory to fund operations.



Liabilities:

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019, accounts payable decreased by $18,821 as the company relied on loans to finance the operation.

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019, notes due related parties increased by $89,200 (200%) due to a combination of additional loans and interest expense.

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019, long-term notes decreased by $50,864 (25%) as a result of scheduled payments.

Statement of Operations

Income:

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019, revenue decreased by $138,061 (60%) primarily due to a reduction in mining and increase in maintenance.

Operating Expenses:

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019, operating expenses decreased overall by $176,629 (40%) due to reduced operations in 2020.

Other Income and Expense:

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019, other income increased by $2,000 (71%) due to more rent collected on a company house.

For the one-year period ended December 31, 2020, compared to the one-year period ended December 31, 2019, other expenses decreased by $16,784 (100%)primarily due to a reconciliation of the stock account that was needed due to a discrepancy accumulated by years of rounding.(par value $0.033)

The company showed a loss of $173,578 in 2020 compared to a loss of $230,933 in 2019. The $57,355 (25%) difference is primarily due to lower operating costs and reduced operations in 2020 compared to 2019. The basic and diluted loss per share was (.012) in 2020 compared to (.016) in 2019. The number of shares used for the 2020 calculation was 14,390,631 and the number of shares for the 2019 calculation was 14,342,097.


(A) Comparisons of 2019 with 2018.

Balance Sheet Comparisons

Assets:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, cash increased by $1,137 (34%) due to cash flow variations. Accounts receivable decreased by $10,651 (16%).

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, inventory decreased by $123,638 (29%) due to changes in mining objectives in 2019 and sales of inventory to fund operations.

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, equipment increased by $3,450 due to the purchase of a pump.


Liabilities:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, accounts payable increased by $68,159 as the company relied on credit to finance the operation.

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, notes due related parties increased by $18,439 (7%) due to a combination of additional loans and interest expense.

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, long-term notes decreased by $9,231 (8%) as a result of scheduled payments with no new loans taken out.

Statement of Operations

Income:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, revenue increased by $23,716 (11%) primarily due to increased gold sales in 2019.

Operating Expenses:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, operating expenses decreased overall by $90,608 (17%) due to reduced operations in 2019.

Other Income and Expense:

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, other income decreased by $1,795 (39%) due to less rent collected on a company house.

For the one-year period ended December 31, 2019, compared to the one-year period ended December 31, 2018, other expenses decreased by $16,274 (50%)primarily due to a reconciliation of the stock account that was needed due to a discrepancy accumulated by years of rounding.(par value $0.033)

The company showed a loss of $230,933 in 2019 compared to a loss of $359,736 in 2018. The $128,803 (36%) difference is primarily due to lower operating costs in 2019 as the result of reduced operations compared to 2018. The basic and diluted loss per share was (.016) in 2019 compared to (.025) in 2018. The number of shares used for the 2019 calculation was 14,390,631 and the number of shares for the 2018 calculation was 14,342,097.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

From time to time the Company may make written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

- Fluctuations in the market prices of gold
- General domestic and international economic and political conditions
- Unexpected geological conditions or rock stability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
- Difficulties associated with managing complex operations in remote areas
- Unanticipated milling and other processing problems
- The speculative nature of mineral exploration
- Environmental risks
- Changes in laws and government regulations, including those relating to taxes and the environment
- The availability and timing of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
- Fluctuations in interest rates and other adverse financial market conditions
- Labor relations
- Accidents
- Unusual weather or operating conditions
- Force majeure events

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

Name        Age      Position       Officer Since      Director Since

Michael M.
Miller       78      President               1983                1977
                    & Director

Hugh Daniel
O'Neill      78      Secretary               2016                2002
                    & Director

Robert Beso  69      Treasurer               2016                2016
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

ITEM 11: EXECUTIVE COMPENSATION

Name/
Principal              Annual
Position        Year   Salary   Bonus  Compensation  Securities
---------    ------ ------  ----- ------------ ----------
Michael Miller/ 2020 $ 60,000    0         0     		  0
President & CEO 2019 $ 60,000    0         0      	  0
                2018 $ 60,000    0         0             0


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

PART IV

ITEM 15: UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2020, and December 31, 2019, the results of operations and cash flows for the twelve-month periods ended December 30, 2018, 2019 and 2020. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By:
Michael M. Miller
President and Director
Date June 10, 2021



?
Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                           December 31, 2020 & December 31, 2019


ASSETS
                                               2020         2019
Current Assets
Cash                                        $ 21,822     $ 4,433
Accounts receivable                           55,775      56,525
Inventory (see Note 1)                       309,425     305,691
Other current assets                            -           -
                                              -------    -------
Total current assets                         387,022     366,649
                                              -------    -------

Mining Property
Real estate and property rights
net of depletion of $524,145                 230,401     230,401
Mineral property                              47,976      47,976
                                               -------   -------
Total Mining Property (see Note 2)           278,377     278,377
                                               -------   -------

Fixed Assets at Cost
Equipment                                    597,602     597,602
Buildings                                    209,487     209,487
Vehicles                                     168,925     168,925
                                            ---------  ---------
Total fixed assets at cost                   976,014     976,014
                                            ---------  ---------
Less accumulated depreciation               (937,727)  (927,961)
                                         ----------- -----------
Net fixed assets                              38,287      48,053
                                         ----------- -----------

Other Assets
Bonds and misc. deposits                      14,869      14,869
                                             ---------   -------

Total Assets                               $ 718,555   $ 707,948
                                          ==========  ==========

?
Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                               2020         2019
Current Liabilities
Accounts payable
& accrued expenses (see Note 3)         $ 1,323,897    1,342,718
Due to related party (see Note 4)           286,248      247,911
Notes payable Short-term (see Note 6)       538,558      538,558
                                           ---------     -------
Total Current Liabilities                 2,148,703    2,129,187
                                            --------     -------

Long Term Liabilities
Notes payable due
after one year (see Note 7)                  97,236      101,092
                                            ----------  --------
Total Liabilities                         2,245,939    2,230,279
                                            ---------- ---------

Stockholders' Equity
Capital stock, par value $.033:
30,000,000 shares authorized:
14,390,631 issued and outstanding
as of Dec. 31, 2019 & 14,342,097
as of Dec. 31, 2018(see Note 8)              474,891     474,891
Additional paid-in capital                 2,222,892   2,221,290
(Accumulated deficit) Retained earnings  (4,225,167) (4,218,512)
                                       ------------  -----------
Total Stockholders' Equity              (1,527,384)  (1,522,331)
                                       ------------  -----------

Total Liabilities and
Stockholders' Equity                      $ 718,555    $707,948
                                       ============ ============







?
Original Sixteen to One Mine, Inc.
Statement of Operations
                                     2020       2019        2018
Revenues:
Gold & jewelry sales                90,225    228,286    156,570
Other Income                           -         -        48,000
                                  ---------   --------   -------
-
Total Revenues                      90,225    228,286    204,570

Operating expenses:
Salaries and wages                  58,024    60,000      60,000
Contract Labor                      51,234   163,855     239,601
Utilities                           72,502    85,829      87,178
Taxes - property & payroll          19,754    18,028      17,584
Insurance                            3,363     5,275       4,755
Supplies                             4,259    17,560      20,608
Small equipment & repairs            7,288     9,981       9,240
Drayage                              6,451    15,993      20,610
Corporate expense                   12,975    11,767       9,317
Legal and compliance                17,586    15,652      13,577
Mine Maintenance                     2,434    14,111      22,024
Depreciation & amortization          9,767    18,573      25,371
Other expenses                       2,166     7,811       5,178
                                   --------  --------   --------
Total operating expenses           267,803    444,435    535,043

Profit (Loss) from operations     (177,578)  (216,149) (330,473)

Other Income & (Expense):
Other Income                          4,800     2,800     4,595
Interest Expense                        -     (15,277)  (27,594)
Other expense                           -      (1,507)   (5,464)
                                  ---------  --------  ---------
Total Other Income (Expense)          4,800   (13,984)  (28,463)

Profit (Loss) before taxes         (172,778) (230,133) (358,936)

Provision for income taxes              800       800       800

Net (loss) income             $    (173,578) (230,933) (359,736)
                                ========== ==========  =========
Basic and diluted gain (loss) per
share                                $(.012)   $(.016)   $(.025)

Shares used in the calculation of
net(loss) income per share      14,390,631 14,390,631 14,342,097
                                ==========  =========  =========
?
Original Sixteen to One Mine, Inc.
Statement of Cash Flow
For the Years Ended December 31,
                                      2020      2019     2018

Cash Flows From Operating Activities:
Net profit (loss)             $     (173,578) (230,933)(359,736)
Operating activities:
Depreciation and amortization          9,767   18,573    25,371
Decrease(Increase)
in accounts receivable                   750   29,501    12,742
Decrease(Increase) in inventory       (3,734) 123,638   222,899
(Decrease) Increase in
accounts payable accrued expenses     34,442   66,859    77,533
(Decrease) Increase in
related party loans                   38,336    (411)    28,590
(Decrease) Increase in
short-term notes                         -        -       1,282
                                      -------- ------- ---------

Net cash (used) provided by
operating activities                 (94,017)   7,227     8,681

Cash Flows From Investing Activities:
Sale (Purchase) of Real Estate            -       -         -
Write-off (Purchase) of fixed assets      -    (3,450)     596
Decrease (Increase)
Bonds Misc. deposits                      -     6,591       -
                                     --------- -------- --------
Net cash (used) provided by
investing activities                      -     3,141      596

Cash Flows From Financing Activities
Increase (Decrease) notes payable    111,406  (9,231)  (17,420)
Proceeds from sale of common stock       -        -      4,453
Paid in Capital from Shareholders        -        -        -
                                    --------   -------- --------
Net cash provided (used) by
financing activities                 111,406  (9,231)  (12,967)

(Decrease)increase in cash            17,389   1,137    (3,690)
Cash, beginning of period              4,433   3,296     6,986
------  -------  --------
Cash, end of period                 $ 21,822   4,433     3,296
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

3. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $1,323,897 at December 31, 2020. This balance includes $867,823 in accrued wages owed to Michael Miller. Mr. Miller's salary has been mostly accrued (not paid) for over ten years and is secured with real estate.

4. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2020, of $286,248 consists of a loan from a shareholder in the amount of $152,594 secured by gold and $133,654 owed to Michael Miller.

5. RELATED PARTY TRANSACTIONS

None

6. NOTES PAYABLE SHORT-TERM
Notes payable short-term of $538,558 at December 31, 2020 consists of a $500,000 interest-free line of credit as well as accrued interest on a previous loan. There is no specific due date on these loans which are convertible to stock at $1.00 per share.

7. NOTES PAYABLE

Notes payable due after one-year totaling $97,236 consists of the balance remaining on the mortgage for the Gold Crown Mine of $97,236.

8. STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.033. Issued and outstanding: 14,390,631 shares of common stock. With approx. 3 Million of the total restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.

7