Form 10-Q
period 2021-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-08-03
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2021
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

As of March 31, 2021, 14,390,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.

Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
March 31, 2021 & December 31, 2020

ASSETS
                                                     2021        2020
Current Assets
  Cash                                          $ 20,028      $ 21,822
   Accounts receivable                            58,012        55,775
   Inventory (see Note 1)                        279,650       309,425
   Other current assets                              -             -
                                                 -------       -------
    Total current assets                         357,690       387,022
                                                 -------       -------

Mining Property
   Real estate and property rights
        net of depletion of $524,145              230,401      230,401
   Mineral property                                47,976       47,976
                                                  -------      -------
   Total Mining Property (see Note 2)             278,377      278,377
                                                    -------      -----
--

Fixed Assets at Cost
   Equipment                                      597,602      597,602
   Buildings                                      209,487      209,487
   Vehicles                                       168,925      168,925
                                                ---------    ---------
  Total fixed assets at cost                      976,014      976,014
                                                ---------    ---------
Less accumulated depreciation                   (938,434)    (937,727)
                                              -----------  -----------
   Net fixed assets                               37,580       38,287
                                              -----------  -----------

Other Assets
   Bonds and misc. deposits                       14,869       14,869
                                                ---------      -------

   Total Assets                               $  688,516    $  718,555
                                              ==========    ==========


?
Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                                      2021       2020
Current Liabilities
   Accounts payable & accrued expenses (see Note 3)$
                                                 1,343,753   1,323,897
   Due to related party (see Note 4)                 303,753   286,248
   Notes payable Short-term  (see Note 6)            538,558   538,558
                                                    --------   -------
   Total Current Liabilities                       2,186,064 2,148,703
                                                   --------   -------

Long Term Liabilities
   Notes payable due after one year (see Note 7)      97,236    97,236
                                                    --------   -------
Total Liabilities                                 2,283,300  2,245,939
                                                 ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,342,097
   issued and outstanding as of Dec. 31, 2018
   and as of June 30, 2019
   (see Note 8)                                  474,891       474,891
   Additional paid-in capital                  2,222,892     2,222,892
   (Accumulated deficit)
   Retained earnings                         (4,292,567)   (4,225,167)
                                            ------------   -----------
   Total Stockholders' Equity                (1,594,784)   (1,527,384)
                                            ------------   -----------

Total Liabilities and Stockholders' Equity    $  688,516    $  718,555
                                            ============  ============



                              See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Operations and Retained Earnings

                    Three Months Ending March 31,

                                     2021          2020
                                    ------        ------
Revenues:
 Gold & Jewelry Sales              (24,174)         50,130
Other Revenue

                                  ---------      ---------
Total revenues                   $  (24,174)       $ 50,130
                                  ---------      ---------
Operating expenses:
  Salaries and wages                  15,000         15,000
  Contract Labor                       4,133         34,517
  Utilities                           19,750         18,661
  Taxes - property & payroll             412          4,762
  Supplies                                47            448
  Insurance                              381          1,127
  Small equipment & repairs            1,284          2,600
  Drayage                              1,005          3,967
  Corporate expenses                     -            1,221
  Legal and Compliance                   -            4,201
  Mine Maintenance                       -            1,271
  Depreciation & amortization            707          2,442
  Other expenses                         329            846
    -                                    -------        -------
Total operating expenses              43,048         91,063
                                    --------       --------
Profit (Loss) from operations        (67,222)       (40,933)

Other Income:                           1,200         1,200
Other Expense:                            -             -
                                     ---------      --------
Total Other income(expense)             1,200         1,200
                                      --------      --------
Profit (Loss) before taxes            (66,022)      (39,733)
                                    ----------     ---------
Income tax benefit (expense)             -             -
                                   ----------      ---------
Net profit (loss)                $    (66,022)   $  (39,733)
                                   ===========    ==========

Basic and diluted (loss)
 earnings per share                 $  (.005)    $   (.003)
                                  ===========      =========
Shares used in the
calculation of net
(loss) income per share            14,390,631     14,342,097
                                  ===========     ==========

See Accompanying Notes


Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Three Months Ended March 31, 2021 and March 31, 2019

                                          Three Months Ended March 31,
                                             2021                 2020
                                   --------------         ------------
Net profit (loss)                    $   (66,022)         $   (39,733)
  Cash Flows From Operating Activities:
     Depreciation and amortization             707               2,442
          (Increase)Decrease in
        accounts receivable                (2,237)               (250)
     Decrease(Increase) in inventory       29,775              35,496
     (Increase)Decrease in other
       current assets                          -                    -
     (Decrease) increase in accounts payable
       and accrued expenses                 18,477            (52,064)
  (Decrease) increase in related party loans 17,506             12,464
    (Decrease) increase in short term notes      -                   -
                                     ------------           ----------
  Net cash (used) provided by
     operating activities                  (1,794)            (41,645)
                                     ------------           ----------

Cash Flows From Investing Activities:
  Fixed Asset Purchases                         _                    -
  Proceed from sale real estate                 -                    -
  Other assets bonds misc. deposits             -                    -
                                      -----------         - ----------
  Net cash (used) provided by
    investing activities                       -                    -
                                       -----------         -----------

Cash Flows From Financing Activities

   Increase (decrease) notes payable             -            (50,864)
  Proceeds from sale of common stock             -                  -
  Additional paid-in capital                     -                   -
                                       -----------         -----------
  Net cash provided (used) by
    financing activities                         -             112,906
                                      ------------        ------------

(Decrease) increase in cash                (1,794)              20,397

Cash, beginning of period                  21,822                4,433
                                       ------------         ----------
Cash, end of period                      $ 20,028    $          24,830
                                     ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

    Interest expense                  $       -             $      -
                                     ============         ===========
    Income taxes                       $      -              $     -
                                     ============         ===========

NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the Company) incorporated in 1911, actively operates the Sixteen to One mine in Alleghany, California.

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion is quoted at the market price. Jewelry and specimens are quoted at the market price for gold content plus labor cost.
Inventory is accounted for using the average cost method. Inventory is adjusted by gold at the spot price for the quarter.

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

2. Financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2021 and December 31, 2020. The results of operations and cash flows for the first quarter of 2021 and 2020 and showing the three-month year-to-date ending March 31, 2021 and 2020. Unaudited financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and Item 310(b) of Regulation S-B.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Sixteen to One mine in the Alleghany Mining District is a unique gold deposit and requires an unfamiliar operation, which is recognized by its owners, its miners, geologists, engineers, and some public agencies for 125 years. It is a rare California high-grade, hard rock, underground gold mine. The Company celebrated its 100th year anniversary on Oct. 9, 2011. becoming the oldest gold mining corporation in the United States. Experts estimate that sixty percent or more of the gold deposit remains. Production is approximately 1,500,000 ounces of gold.


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

BALANCE SHEET COMPARISONS

For the three-month period ended March 31,2021, there were no significant changes to the balance sheet.

STATEMENT OF OPERATIONS

Revenues

Gold revenues for the three-month period ending March 31, 2021, decreased by $74,304 (148%) compared with the same period in 2020 due to supporting COVID-19 California and federal restrictions, decrease in the spot price of gold, and the emphasis on maintenance instead of producing gold.

Expenses

For the three-month period ended March 31, 2021, compared to the same period in 2020 total operating expenses decreased by $48,015 (53%) to support COVID-19 California and federal restrictions to support COVID-19 California and federal restrictions. Operations complied with COVID 19 restrictions. Planned maintenance is less costly than mining.

For the three-month period ended March 31, 2021, compared to the same period in 2020, the company showed a loss of $66,022 compared to a loss of $39,733. The $26,289 (66%) difference was due to intentional changes in the operation from mining for gold to maintenance.

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


PART II

Item 1 LEGAL PROCEEDINGS

Company is defending criminal allegations initiated by the California District Attorney?s Association.

Item 1a RISK FACTORS

(a) Price of Gold

The daily spot price of gold has no financial effect on gross revenue if it's between $1,700 and $1,800 an ounce. A significant drop below $1,700 may have an adverse effect on the Company's revenue. Closing spot price on December 31, 2020, was $1,803.28 and on March 31, 2021, it was $1691.05 an ounce. The Company's realized gold inventory usually exceeds the bullion price.


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

The Company is substantially in compliance with all known safety and environmental standards and regulations, however; it has faced reoccurring unreasonable and illegal demands from the Central Valley Regional Water Quality Control Board (CVRWCB. The Company expends working capital and time defending excessive and punitive behavior. There is no assurance that future changes in the laws, regulations or reckless interpretations thereof will not have a material adverse effect. CVRWCB staff accepted invitations to visit the mine property. A definitive plan is under mutual development to re-write the mine's discharge permit.

(d) Liquidity

Gold inventory at March 31, 2021, was $279,650 primarily as specimens or gold held as jewelry. While history of actual cash sales supports an inventory value exceeding the spot price, no such increases are used to compute the inventory. All inventory of raw material is recorded at spot price per troy ounce. In addition, contract manufacturing costs of jewelry are included in the finished jewelry inventory. Periodic shortfalls in liquidity occur which are not likely to be bridged by institutional debt financing. Management addresses these issues as they arise.


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

Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the three-month ended March 31, 2021, the Mine Safety and Health Administration (MSHA) issued no citations or orders.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: May 26, 2021