Form 10-Q
period 2021-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-10-22
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2021
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

As of June 30, 2021, 14,870,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.
Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
June 30, 2021 & December 31, 2020

ASSETS
                                             2021        2020
Current Assets
  Cash                                 $ 22,781      $ 22,126
   Accounts receivable                  111,614        55,775
   Inventory                            211,906       309,576
   Other current assets                      -             -
                                        -------       -------
    Total current assets                346,301       387,477
                                        -------       -------

Mining Property
   Real estate and property rights
   net of depletion of $524,145          230,401      230,401
   Mineral property                       47,976       47,976
                                         -------      -------
   Total Mining Property                 278,377      278,377
                                         -------      -------

Fixed Assets at Cost
   Equipment                             597,602      597,602
   Buildings                             209,487      209,487
   Vehicles                              168,925      168,925
                                       ---------    ---------
  Total fixed assets at cost             976,014      976,014
                                       ---------    ---------
Less accumulated depreciation          (970,468)    (969,054)
                                     -----------  -----------
   Net fixed assets                       5,546        6,960
                                     -----------  -----------

Other Assets
   Bonds and misc. deposits              14,869       14,869
                                       ---------      -------

   Total Assets                      $  645,093    $  687,683
                                     ==========    ==========


Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                              2021       2020
Current Liabilities
   Accounts payable & accrued expenses $ 1,257,898  1,327,532
   Due to related party                    215,762    279,237
   Notes payable Short-term                538,558    538,558
                                           --------   -------
   Total Current Liabilities             2,012,218  2,145,327
                                           --------   -------

Long Term Liabilities
   Notes payable due after one year        126,836    126,836
                                           --------   -------
Total Liabilities                        2,139,054  2,272,163
                                        ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,390,631
   issued and outstanding as of Dec. 31, 2020
   and 14,870,631 as of June 30, 2021
                                        490,731       474,891
   Additional paid-in capital         2,446,044     2,221,884
   (Accumulated deficit)
   Retained earnings                (4,430,736)   (4,281,255)
                                   ------------   -----------
   Total Stockholders' Equity       (1,493,961)   (1,584,480)
                                   ------------   -----------

Total Liabilities and
Stockholders' Equity                $  645,093    $  687,683
                                    ===========  ============



See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Operations and Retained Earnings

      Three Months Ending June 30, Six Months Ending June 30,

                     2021          2020       2021       2020
                   ------        ------     ------     ------
Revenues:
Gold & Jewelry
Sales              55,507       21,196      31,426     71,121
Other Revenue

               ---------    ---------   ---------   --------
Total revenues   $ 55,507     $ 21,196   $  31,426     71,121
                ---------    ---------  ----------   --------
Operating expenses:
Salaries and wages 15,000       11,049     30,000      26,049
Contract Labor      5,040        7,980      9,172      42,497
Utilities          21,405       17,878     41,386      36,539
Taxes               4,841        4,892      5,252       9,654
Supplies              789        2,447      1,831       2,896
Insurance           2,871        2,027      5,845       4,445
Small equip.&
repairs             1,276        1,021      3,586       3,621
Drayage             5,870        1,745      9,449       5,712
Corporate expenses 19,304        3,002     19,537       4,223
Legal and Compliance  635       12,878        635      18,079
Mine Maintenance    2,172           91      3,187       1,362
Depreciation & amort. 707        2,442      1,414       4,883
Other expenses      5,298          774      5,808       1,809
-                 -------      -------   --------- ----------
Total operating
expenses           85,208       68,226    137,102     161,769
                  --------    --------   --------- ----------
Profit (Loss) from
Operations        (29,701)    (47,030)  (105,676)    (90,648)

Other Income:        1,200      1,200      2,400       2,400
Other Expense:       1,887      1,274      3,605       3,203
                  ---------     -------- --------- ----------
Total Other income   (687)       (74)     (1,205)      (803)
                   --------     -------- --------- ----------
Profit (Loss)
before taxes      (30,388)     (47,104)  (106,881)   (91,451)
                   ----------   --------- --------- ---------
Income tax benefit
(expense)            (1,600)     (800)     (1,600)     (800)
                   ----------   --------- --------- ---------
Net profit
(loss)           $ (31,988)  $ (47,904)  (108,481)  (92,251)
                  ===========  ========== ========= =========

Basic and diluted (loss)
earnings per share $ (.002) $ (.003)   $ (.007)  $  (.006)
                 ========== ========== ========= ===========
Shares used in the
calculation of net (loss)
income per share
                14,870,631  14,390,631  14,870,631 14,390,631
               ============ =========== ========== ==========



See Accompanying Notes


Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Six Months Ended June 30, 2021 and June 30, 2020

                                    Six Months Ended June 30,
                                    2021                 2020
                          --------------         ------------
Net profit (loss)          $   (108,481)         $   (91,451)
  Cash Flows From Operating Activities:
   Depreciation and amortization  1,414                4,883
          (Increase)Decrease in
        accounts receivable     (55,839)                (250)
Decrease(Increase) in inventory  97,671               14,865
(Increase)Decrease in other
current assets                         -                    -
(Decrease) increase in accounts payable
and accrued expenses             (69,635)             (32,289)
(Decrease)increase in related party loans
                                 (63,475)             (15,363)
Decrease) increase in short term notes -                  -
                               ------------           -------
Net cash (used) provided by
operating activities           (198,345)            (119,605)
                            ------------           ----------

Cash Flows From Investing Activities:
Fixed Asset Purchases                  _                    -
Proceed from sale real estate          -                    -
 Other assets bonds misc. deposits     -                    -
                             -----------         - ----------
  Net cash (used) provided by
    investing activities               -                    -
                              -----------         -----------

Cash Flows From Financing Activities

Increase (decrease) notes payable (41,000)           141,006
Proceeds from sale of common stock 15,840               -
Additional paid-in capital        224,160               -
                              -----------         -----------
Net cash provided (used) by
financing activities            199,000             141,006
                             ------------        ------------

(Decrease) increase in cash          655               21,401

Cash, beginning of period         22,126                4,433
                              ------------         ----------
Cash, end of period             $ 22,781    $          25,834
                             ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

Interest expense              $       -             $      -
                            ============         ===========
Income taxes                 $     1,600           $     800
                             ============         ===========

NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the
Company) incorporated in 1911, actively operates the Sixteen to One mine in Alleghany, California.

Inventory: Inventory consists of gold bullion, specimens and jewelry. Gold bullion is quoted at the current market price.
Jewelry and specimens are quoted at the market price for gold content plus labor cost.

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

Revenue Recognition: New production of gold is recorded as an asset at the current spot price (.999 fine purity). For income tax purposes revenues are not recognized until the gold is sold.

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

2. Financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2021 and December 31, 2020. The results of operations and cash flows for the second quarter of 2021 and 2020 and showing the six-month year-to-date ending June 30, 2021 and 2020. Unaudited financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and
Item 310(b) of Regulation S-B. Liabilities of $240,000 were decreased through the issuance of 480,000 shares of common stock. The shares represented by certificates have not been registered under the securities act of 1933, and may not be sold, transferred or otherwise disposed unless in the opinion of counsel satisfactory to the issuer, the transfer qualifies for an exemption from or exemption to the registration provisions thereof.

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

BALANCE SHEET COMPARISONS

For the six-month period ended June 30,2021, liabilities decreased by $240,000 through the issuance of 480,000 shares of common stock. The shares represented by certificates have not been registered under the securities act of 1933.


STATEMENT OF OPERATIONS

Revenues

Gold revenues for the six-month period ending June 30, 2021, decreased by $39,695 (56%) compared with the same period in 2020 due to supporting COVID-19 California and federal restrictions, decrease in sales, and the emphasis on maintenance instead of producing gold.

Expenses

For the six-month period ended June 30, 2021, compared to the same period in 2020 total operating expenses decreased by $24,667 (15%) to support and comply with COVID-19 California and federal restrictions. Planned maintenance is less costly than mining.

For the six-month period ended June 30, 2021, compared to the same period in 2020, the company showed a loss of $108,481 compared to a loss of $91,452. The $17,030 (19%) difference is due to intentional changes in the operation from mining for gold to maintenance.


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


PART II

Item 1 LEGAL PROCEEDINGS

Company defended criminal allegations initiated by the California District Attorney Association. On July 12, 2021 Sierra County District Attorney dismissed all criminal charges. The decision was approved in the California Superior Court, Sierra County on July 13, 2021. Civil charges to be discussed with Sierra County officials at a later date.

Item 1a RISK FACTORS

(a) Price of Gold

The current spot price of gold between $1,700 and $1,800 an ounce has limited financial effect on gross revenue. Closing spot price on December 31, 2020, was $1,803.28 and on June
30, 2021, it was $1,763.15 an ounce.

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

The Company is substantially in compliance with all known safety and environmental standards and regulations. The California Central Valley Regional Water Quality Control Board permit was approved an additional five years in June 2021. The NPDES permit program, created in 1972 by the Clean Water Act (C WA), helps address water pollution by regulating point sources that discharge pollutants to waters of the United States. The federal EPA Administration Order became effective August 16, 2021. The Company expends working capital and time defending excessive and punitive behavior. There is no assurance that future changes in the laws or regulations.

(d) Liquidity

Gold inventory at June 30, 2021, was $211,906. Raw material is recorded at spot price per troy ounce.


(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site and a gray market. There were no trades listed for the past three years. Exposure is limited. The price of stock may not accurately reflect its fair market value because of the limited marketplace and the existence of a wild and free gray market. The company deferred programs to support or promote its stock.


Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the six-month ended June 30, 2021, the Mine Safety and
Health Administration (MSHA) issued no citations or orders to report.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: September 17, 2021