Form 10-Q
period 2021-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2021-12-22
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2021
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

As of September 30, 2021, 14,870,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.
=
Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
September 30, 2021 & December 31, 2020

ASSETS
                                             2021        2020
Current Assets
  Cash                                 $ 22,880      $ 22,126
   Accounts receivable                  114,132        55,775
   Inventory                            128,036       309,576
   Other current assets                      -             -
                                        -------       -------
    Total current assets                265,048       387,477
                                        -------       -------

Mining Property
   Real estate and property rights
   net of depletion of $524,145          230,401      230,401
   Mineral property                       47,976       47,976
                                         -------      -------
   Total Mining Property                 278,377      278,377
                                         -------      -------

Fixed Assets at Cost
   Equipment                             632,602      597,602
   Buildings                             209,487      209,487
   Vehicles                              168,925      168,925
                                       ---------    ---------
  Total fixed assets at cost           1,011,014      976,014
                                       ---------    ---------
Less accumulated depreciation          (971,174)    (969,054)
                                     -----------  -----------
   Net fixed assets                      39,840        6,960
                                     -----------  -----------

Other Assets
   Bonds and misc. deposits              14,869       14,869
                                       ---------      -------

   Total Assets                      $  598,134    $  687,683
                                     ==========    ==========


Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                              2021       2020
Current Liabilities
   Accounts payable & accrued expenses $ 1,356,601  1,327,532
   Due to related party                    252,686    279,237
   Notes payable Short-term                538,558    538,558
                                           --------   -------
   Total Current Liabilities             2,147,845  2,145,327
                                           --------   -------

Long Term Liabilities
   Notes payable due after one year        126,836    126,836
                                           --------   -------
Total Liabilities                        2,274,682  2,272,163
                                        ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,390,631
   issued and outstanding as of Dec. 31, 2020
   and 14,870,631 as of Sept 30, 2021
                                        490,731       474,891
   Additional paid-in capital         2,446,044     2,221,884
   (Accumulated deficit)
   Retained earnings                (4,613,323)   (4,281,255)
                                   ------------   -----------
   Total Stockholders' Equity       (1,676,548)   (1,584,480)
                                   ------------   -----------

Total Liabilities and
Stockholders' Equity                $  598,134    $  687,683
                                    ===========  ============



See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Operations and Retained Earnings

      Three Months Ending Sept 30, Six Months Ending Sept 30,

                     2021          2020       2021       2020
                   ------        ------     ------     ------
Revenues:
Gold & Jewelry
Sales            (59,837)       17,130    (28,411)     88,455
Other Revenue

               ---------    ---------   ---------   --------
Total revenues $ (59,837)     $ 17,130   $(28,411)     88,455
                ---------    ---------  ----------   --------
Operating expenses:
Salaries and wages 15,000       15,000     45,000      43,024
Contract Labor     32,453        5,715     41,625      46,237
Utilities          21,674       18,830     66,455      55,369
Taxes                 411        4,294      5,664      13,948
Supplies            2,731          202      4,433       2,903
Insurance           1,046          600      6,891       2,860
Small equip.&
repairs             3,674        1,662      7,260       5,283
Drayage            (1,134)         782      5,764       5,717
Corporate expenses  7,972        7,752     27,509      11,975
Legal/Compliance   34,039           25     34,854      12,104
Mine Maintenance      793        1,052      3,902       2,415
Depreciation & amort. 707        2,442      2,120       7,325
Other expenses        208          251      5,686       1,536
-                 -------      -------   --------- ----------
Total operating
expenses          119,574       58,607    257,163     210,696
                  --------    --------   --------- ----------
Profit (Loss) from
Operations       (179,411)    (41,477)  (285,574)   (122,241)

Other Income:        1,200      1,200      3,600       3,600
Other Expense:         -          -        4,258         -
                  ---------     -------- --------- ----------
Total Other income   1,200        1,200     (658)      3,600
                   --------     -------- --------- ----------
Profit (Loss)
before taxes      (178,211)    (40,277)  (286,232)  (118,641)
                   ----------   --------- --------- ---------
Income tax benefit
(expense)               -          -      (1,600)     (800)
                   ----------   --------- --------- ---------
Net profit
(loss)            $(178,211)   $ (40,277) (287,832) (119,441)
                  ===========  ========== ========= =========

Basic and diluted (loss)
earnings per share $ (.002) $ (.003)   $ (.007)  $  (.006)
                 ========== ========== ========= ===========
Shares used in the
calculation of net (loss)
income per share
                14,870,631  14,390,631  14,870,631 14,390,631
               ============ =========== ========== ==========



See Accompanying Notes


Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Six Months Ended Sept 30, 2021 and Sept 30, 2020

                              Nine Months Ended September 30,
                                    2021                 2020
                          --------------         ------------
Net profit (loss)          $   (287,833)        $   (137,201)
  Cash Flows From Operating Activities:
   Depreciation and amortization  2,120                7,325
          (Increase)Decrease in
        accounts receivable     (55,357)                 750
Decrease(Increase) in inventory 181,747               (2,033)
(Increase)Decrease in other
current assets                         -                    -
(Decrease) increase in accounts payable
and accrued expenses              29,089                 5,481
(Decrease)increase in related party loans
                                 (26,677)                 734
Decrease) increase in short term notes -                  -
                               ------------           -------
Net cash (used) provided by
operating activities           (159,911)            (124,944)
                            ------------           ----------

Cash Flows From Investing Activities:
Fixed Asset Purchases           (35,000)                    -
Proceed from sale real estate          -                    -
 Other assets bonds misc. deposits     -                    -
                             -----------         - ----------
  Net cash (used) provided by
    investing activities         (35,000)               -
                              -----------         -----------

Cash Flows From Financing Activities

Increase (decrease) notes payable (43,355)           141,006
Proceeds from sale of common stock 15,840               -
Additional paid-in capital        224,160               -

                              -----------         -----------
Net cash provided (used) by
financing activities            196,645              141,006
                             ------------        ------------

(Decrease) increase in cash       1,734               16,062

Cash, beginning of period        21,145                3,454
                              ------------         ----------
Cash, end of period             $ 22,879    $         19,516
                             ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

Interest expense              $       -             $      -
                            ============         ===========
Income taxes                 $     1,600           $     800
                             ============         ===========

NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Original Sixteen to One Mine, Inc. (the
Company) incorporated in 1911, actively operates the Sixteen to One mine in Alleghany, California.

Inventory: Inventory consists of gold bullion and gold ore.
Gold is quoted at the current market price.

Fixed Assets: Fixed assets are stated at historical cost. Depreciation is calculated using straight-line and accelerated methods over the following useful lives: Vehicles 3 to 5 years, Equipment 5 to 7 years, Buildings 18 to 31.5 years. Company does not capitalize underground expenses or exploration.

Depletion Policy: Because of the geological formation in the Alleghany Mining District, estimates of proven reserves cannot be calculated, and accordingly, a cost per unit depletion factor cannot be determined. No depletion deduction is recorded.

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

2. Financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2021 and December 31, 2020. The results of operations and cash flows for the third quarter of 2021 and 2020 and showing the nine-month year-to-date ending September 30, 2021 and 2020. Unaudited financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and
Item 310(b) of Regulation S-B.

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

BALANCE SHEET COMPARISONS


For the three-month period ended September 30, 2021 there was no significant changes to the balance sheet.



STATEMENT OF OPERATIONS

Revenues

Gold revenues for the six-month period ending September 30, 2021, decreased by $39,695 (56%) compared with the same period in 2020 due to supporting COVID-19 California and federal restrictions, decrease in sales, and the emphasis on maintenance instead of producing gold.

Expenses

For the nine-month period ended September 30, 2021, compared to the same period in 2020 total operating expenses decreased by $33,230 (15%) to support and comply with COVID-19
California and federal restrictions.

For the nine-month period ended September 30, 2021, compared to the same period in 2020, the company showed a loss of $287,932 compared to a loss of $137,201. The $150,632 (109%) difference is due booking legal fees from 2019 that were overlooked, bringing Directors fees up to date and adjusting inventory that hasn?t been done for years

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

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

Item 1a RISK FACTORS

(a) Price of Gold

The current spot price of gold between $1,700 and $1,800 an ounce has limited financial effect on gross revenue. Closing spot price on December 31, 2020, was $1,803.28 and on September 30, 2021, it was $1,742.80 an ounce.

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

(d) Liquidity

Gold inventory at September 30, 2021, was $128,036. Raw material is recorded at spot price per troy ounce.

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


Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the nine-month ended September 30, 2021, the Mine Safety and Health Administration (MSHA) issued no citations or orders to report.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at September 30, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: December 21, 2021