Form 10-K
period 2021-12-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2022-08-19
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(x)ANNAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

As of December 31, 2021, 14,870,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.

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


During 2021, no time was spent detecting for and mining gold., Management placed rehabilitation/maintenance ahead of mining for gold. Operating capital came from a shareholder?s advances.

Relations with federal and California regulators improved significantly during 2021. California is known for active environmental perspectives and advocates. Its reputation is global. Significant progress continues towards achieving lawful and reasonable interpretation of the Porter Cologne Act, the basis of water administration. In 2020, the five-year renewal for the permit was approved by the Central Valley Regional Water Control Board. The permit is binding to 2025
The Board of Directors reaffirmed its debt reduction plan to encourage private financial participation by a shareholder and present an improved balance sheet for others.

SUBSEQUENT EVENTS

Last summer and thru the fall the Company had the pleasure of going through an IRS audit for the years 2018 and 2019. This entailed giving them access to all bank accounts, submitting numerous documents and along with many written explanations. There were numerous emails, phone conversations and even a personal visit to the mine and mine office by the IRS Agent and her Supervisor. Most of the focus centered around the Net Loss Carryover being carried over year to year on the tax returns and how the COGS (Cost of Goods Sold) had been determined.
COGS is simple for producers and retailers buy wholesale and sell at a markup. For us, this is perplexing with no way to calculate or predict future gold production. Farmers have it easier when figuring COGS: plant X acres with Y seeds producing Z amount of crop. A miner doesn?t know what he has until it is found. His COGS are the expenses of finding gold. All but the administration/ overhead costs are the mine?s operating expenses.

We had a long and detailed discussion with the IRS Agent and her supervisor. Capitalizing mine expenses seemed the appropriate accounting methodology. To capitalize entails recording a cost or expense on the balance sheet, thus, delaying full recognition of the expense until production. Mine expenses are considered as ?work in progress? and put as an asset on the Balance Sheet

The IRS agents thought the accounting method could be ?double-dipping? by using COGS and not capitalizing expenses. They asked for financial reports going back to the 1990?s. We gave them accurate reports for the last 10 years and that sufficed. Since the accounting was unfavorable, it is not viewed as intentional but a mistake. The $1,900 adjustment made to the 2019 return was immediately mailed to the IRS. There were no penalties assessed for the unwanted mistake.

The IRS report titled ?Income Tax Examination Changes Letter ?arrived in May. The financial statements were incorrect for years and did not reflect the financial conditions of the corporation. The losses were over-stated and compounding in the Retained Earnings every year, not a true or good-looking asset value picture.

The form also states: ?Available Net Operating Loss will be entirely disallowed. Net Operating Loss as of 1/1/2022 is $0.
There is also $0 of carryforward Net Operating Loss Deduction for tax years under examination.?

We adjusted our 2021 financial reports to reflect the changes. Financials before the year 2000 showed a capitalization of some mine expenses. In 2001 they were removed from the Balance Sheet and shown as an $800,000 loss. Ouch! Our financial reports have been overstating losses for the past 20 years making the Retained Earnings and Stockholder?s Equity all wrong.

JUDICIAL EVENT

Attempts to introduce the mine to established gold mining companies were not possible due to civil and criminal charges levied against the Company and president. In 2021, criminal charges were dismissed by Sierra County District Attorney, which took the prosecution from the California District Attorneys Association, a non-government corporation. Company accepted a forced settlement due to its lack of defense funds.

ITEM 1: BUSINESS

Description of Business

Original Sixteen to One Mine, Inc. (the Company) was incorporated in 1911, in California. It mines gold on properties it owns under fee simple grant deeds. The Alleghany Mining
District is about 65 miles northeast of the intersection of I-80 and California State Route 49.

More than 1,113,280 troy ounces of gold were produced. It is a traditional, hard rock, underground mine. Miners create horizontal levels at various elevations and raises into favorable areas. Geology of the mineral deposit is well documented. Gold is not distributed evenly within the quartz veins. Concentrations of gold deposits are found scattered within the veins called ore shoots. The Company has never declared reserves according to industry definitions.

The Company from time to time focuses substantially all of its resources on infrastructure development or maintenance. During these periods little gold is mined. At other times, miners primarily work for gold. Business is subjected to cycles. The operation resembles the classical "boom or bust" cycles regardless of outside influences.

For accounting purposes gold recovered is recorded as an asset at the current spot price (.999 fine purity). For income tax purposes revenues are not recognized until the gold is sold.


Supplies and equipment used for mining are commonly available.
Labor requirements are available but are a concern throughout the mining industry.

Company is in compliance with all applicable federal, state and local laws and regulations relating to the environment.


ITEM 1A RISK FACTORS

(a) Price of Gold

The daily spot price of gold has modest financial effect on gross revenue if it's between $1,700 and $1,800 an ounce. A significant drop below $1,700 may have an adverse effect on the Company's revenue. Closing spot price on December 31, 2021, was $1,820.10.

(b) Lack of Proven Reserves

Because proven reserves are not utilized as a component for evaluating future earnings or assets, a sense of uncertainty is perceived. Caution is recommended when using the doctrines of reserves as an economic tool for evaluations. While (i) the Company has recovered over one million ounces of gold and (ii) substantial additional virgin veins exist, it has no ability to measure potential gold production using the mathematical tools generally recognized in the mining industry.

(c) Governmental Regulation

The attached financial statements are unaudited. Therefore, the Company is not in full compliance with the SEC regulation for companies listed on an exchange. The Company is in compliance with all known safety and environmental standards and regulations.

(d) Liquidity

A buy market for gold is global and a spot price per ounce is always available.

 (e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site. Exposure is negligible. The Company maintains no program to support or promote its stock. A per share price document exists for shareholders listed on the October 2021, shareholder list at $1.00 per share until March 31, 2023.

ITEM 2: PROPERTIES

Properties
Sixteen to One Mine was located in 1896, incorporated into Original Sixteen to One Mine, Inc. in 1911. Properties acquired prior to 1925 are carried on the Company's books at the purchase price and are fully amortized.

No corporate funds were spent on unpatented mining claims during 2021. On September 1, 2020, the company hand delivered check number 15699 for $2,610.00 to the Bureau of Land Management
(BLM) for unpatented claims fees. BLM misplaced the check which created a loss of all unpatented claims. The Company?s fight to mitigate this was unsuccessful.

The Alleghany properties consist of 25 patented claims.

PATENTED MINING CLAIMS OWNED 100% BY THE COMPANY

NAME OF CLAIM      NAME OF CLAIM
Belmont				Rainbow Fraction
Number Three     	Twenty-One
Eclipse Quartz      Eclipse Extension
Tightner Extension    Contract
Alene       		Valentine
Red Star      		Bartlett
Farnham Gold Quartz Mine Belmont #2
Contract Extension    Hanley Quartz Mine
Noble       		Sixteen to One
Groves Gold Quartz Mine Denver
Happy Jack Extension   Ophir
Rainbow Extension    	Happy Jack
Sphoon

ITEM 3: LEGAL PROCEEDINGS

As of December 31, 2021 there are no legal proceedings.

ITEM 4 MINE SAFETY DISCLOSURES

For the twelve-month period ended December 31, 2021, no citations were issued by the Mine Health and Safety
Administration (MSHA).

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information
There is limited public marketplace for common stock.

1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
High Low   High Low   High Low   High Low
------ ----- ------ ----- ------ ----- ------ -----
2021  NO TRADES ON XMART FOR 2021
2020  NO TRADES ON XMART FOR 2020
2019  NO TRADES ON XMART FOR 2019
* No trades took place on the Company website in these quarters. An unrelated company solicited the purchase of shares from specific shareholders at a price of $1.00 per share. The names of shareholders and number of shares purchased are unknown.

ITEM 6: SELECTED FINANCIAL DATA

Year	     2021	  2020    2019	  2018     2017
        ----   ----    ----   ----     ----
Sales     91,853  90,225  228,286  204,570   287,212
Income(loss)(63,591) (173,578) (230,933) (359,736)  (429,965)
Income(loss)
per share (.004)  (.012)   (.016)    (.025)    (.03)
Total Assets1,161,724 718,555  707,948  862,814   1,127,813
TotalLiab 2,574,515 2,245,939 2,230,279 2,152,912   2,062,927
S.H.Equity(1,412,791)(1,527,384)(1,522,331)(1,290,098) (935,114)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

The 2021-year financial analysis has no value due to the mandate by the Federal Internal Revenue Service (IRS) to change the Company?s internal accounting methods. See SUBSEQUENT EVENTS for details. Mining and developmental operations and expenses changed for management during the third and fourth quarters of the year. By years end directors and officers realized that control would be passing to a different entity.

Original Sixteen to One Mine, Inc. is a distinct company. It is the only known operating company of its kind remaining in the United States. The assets of the Company are understated due to the age of acquisition. Exploration and development expenses are now capitalized instead of expensed. The Company celebrated its 110-year anniversary on Oct. 9, 2021.

No value is recorded on the balance sheet for timber. No value is recorded on the balance sheet for water-rights. Reduced value is recorded on the balance sheet for buildings, equipment and land. No value is recorded on the balance sheet for marketable aggregates. No value is recorded on the balance sheet for goodwill.

The operation over the past four years was focused on rehabilitation of the underground working in order to access the lower levels of the mine which are under water.

Balance Sheet Comparisons

Assets: For the one-year period ended December 31, 2021, compared to the one-year period ended December 31, 2020, cash decreased by $17,020 (78%) due to cash flow variations. Accounts receivable increased by $71,789 (57%).

For the one-year period ended December 31, 2021, compared to the one-year period ended December 31, 2020 Total Assets increased by $443,169 (39%) due to capitalizing mine expenses as directed by the IRS auditors.


Liabilities:

For the one-year period ended December 31, 2021, compared to the one-year period ended December 31, 2020, accounts payable increased by $93,891 (7%) as the company relied on loans to finance the operation.

For the one-year period ended December 31, 2021, compared to the one-year period ended December 31, 2020, short-term and related party notes increased by $234,745 (23%) due to a combination of additional loans from related party and payment of one short-term loan.

Statement of Operations

Income:
Total revenues increased by $1,628 due to finance charges being accrued on an Accounts Receivable account.

Operating Expenses:

For the one-year period ended December 31, 2021, compared to the one-year period ended December 31, 2020, operating expenses decreased overall by $79,559 (30%) due to reduced operations in 2021, and capitalizing mine contract labor, mine supplies, and mine maintenance.


The company showed a loss of $63,591 in 2021 compared to a loss of $173,578 in 2020. The $109,987 (64%) difference is primarily due to capitalizing mine expenses. Operations increased in 2021 compared to 2020. The basic and diluted loss per share was (.04) in 2021 compared to (.012) in 2020. The number of shares used for the 2021 calculation was 14,870,631 and the number of shares for the 2020 calculation was 14,390,631.

Other Income and Expense:

For the one-year period ended December 31, 2021, compared to the one-year period ended December 31, 2020, other income increased by $29,600 (87%) due to Covid PPP loan being forgiven.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company may make written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

- Fluctuations in the market prices of gold
- General domestic and international economic and political conditions
- Unexpected geological conditions or rock stability conditions resulting in cave-ins, flooding, rock-bursts or rock slides - -
- Environmental risks
- Changes in laws and government regulations, especially those relating to taxes and the environment
- The availability and timing of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
- Fluctuations in interest rates and other adverse financial market conditions- Force majeure events. The above factors are beyond the Company's ability to control or predict.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited financial statements of the Company are attached at the end of this document.

ITEM 9: CONTROLS AND PROCEDURES

When mining for gold production, security procedures include multiple levels of gold custody, from the mine to sales.
Inventory control procedures established by SEC certified auditing firm.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers and Directors

The following table sets forth the Officers and Directors of the Company. The directors listed below will serve until the next annual shareholders meeting to be held at a later date still to be determined. All of the officers of the Company serve at the pleasure of the Board of Directors.

Name    Age   Position   Officer Since            Director Since

Michael M.
Miller    79   President       1983                         1977
               & Director

Hugh Daniel
O'Neill      79   Secretary    2016

Robert Besso 69   Treasurer    2016                         2016
                  & Director

Scott K. Robertson  Director                                2021

Mr. Miller is responsible for the day-to-day operations of the Company. In 1975, Mr. Miller became the sole proprietor of Morning Glory Gold Mines. Prior to that, he was self-employed in Santa Barbara County, California from 1965 to 1974. Mr. Miller served as a trustee and President of the Sierra County Board of Education (1979 to 1983 trustee) (President in 1983). In 1991 he was appointed a member of the Sierra County Planning Commission:
Chairman in 1992, 1993, 1999 and 2000. He is licensed as a California Class A general engineering contractor. He was a member of the American Institute of Mining Engineers. In 1965, he received a B.A. from the University of California at Santa Barbara in combined Social Sciences-Economics. He was born in Sacramento, California.

Hugh Daniel O'Neill III ~ Secretary

Mr. O'Neill was born in 1942. He attended the University of San Francisco, where he created Odd Bodkins in 1961. The San Francisco Chronicle syndicated Odd Bodkins in 1963 making him the youngest cartoonist ever hired by a national syndicate. He is an historian, an accomplished journalist and a former War Correspondent.

Robert Besso ~ Director, Treasurer

Robert John Besso was born in Sacramento. Just out of high school, he drew draft # 32 and joined the US Army. Once in Vietnam he was promoted to Sargent at age 19. He took POINT for nine months in the Vietnam battlefields. In 1971 he was decorated with two bronze stars: oak leaf cluster and V for valor. He declined the offer to continue his military career at West Point. Robert cuts hair and serves our country working with Alcoholics Anonymous, Jail and Prison inmates, Boys Ranch and Teen Substance addiction groups.

Scott K. Robertson. Director

Scott has been active in the Company since 1984 as an outside accountant. He served years as a director and treasurer and was reelected a director in 2021. He received his bachelor?s degree in Business Economics in 1981 from the UC Santa Barbara campus and his CPA certificate in 1986.

ITEM 11: EXECUTIVE COMPENSATION

Name/
Principal       Annual
Position    Year  Salary  Bonus Compensation Securities
---------  ------ ------ ----- ------------ ----------
Michael Miller/ 2021 $ 60,000  0     0   	 0
President & CEO 2020 $ 60,000  0     0   	 0


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

Title of  Name and Address   Amount and Nature   Percent
Class   of Beneficial Owner  of Beneficial Owner  of Class
-------   ------------------- -------------------  --------
Common   Michael M. Miller     2,123,597       15%
      Officer and Director
      P.O. Box 941
      Alleghany, CA 95910

Common   M. Blair Hull       1,962,822       14%
      Hull Trading Co.
      401 So. LaSalle, Ste. 505
      Chicago, IL 60605

Common   Kathy N. Hull       1,490,250       10%
      11 Sierra Ave.
      Piedmont, CA 94611


Common   Charles I. Brown
      Family Partnership LTD    833,668       6%
      29922 N 133rd Lane
      Peoria, CO 85383

Common   Hugh Daniel O'Neill      183,077       2%
      Secretary
      227 Prospect St.
      Nevada City, CA 95959

       Scott K. Robertson      153,442       1%
Common   12391 Deer Park Drive
      Nevada City, CA 95959

Common   Robert Besso           47,700      1% .1%
      Director - Treasurer
      PO Box 909
      Alleghany, CA 95910


Common   All Officers & Directors    2,2507,816     17%
     (As a group)


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Directors Meeting July 23, 2021
Motion from Robert Besso
 Seconded by Hugh Dan O?Neill

Whereas Director and President, Michael Meister Miller, committed years at an industry low salary, served our Company, mine and shareholders with countless sacrifices, provided notices to shareholders and the public, we move and approve his transfer of ownership of the inactive Plumbago mine to himself. This decision is in appreciation of his contributions and services to Original Sixteen to One Mine, Inc. It is a grateful gift to a man who deserves it.

Robert Besso: aye
Hugh Dan O?Neill: aye
Michael Miller: abstain.

Respectfully submitted,
Hugh Daniel O?Neill, Secretary

ITEM 14: PRINCIPLE ACCOUNTING FEES AND SERVICES

The Company has not hired a SEC certified CPA firm for years.
Most accounting functions are performed by the Company in-house with the exception of the depreciation schedule and tax returns which are handled by outside CPA firms.

PART IV

ITEM 15: UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2021, and December 31, 2020, the results of operations and cash flows for the twelve-month periods ended December 30, 2019, 2020 and 2021. The unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORIGINAL SIXTEEN TO ONE MINE, INC.
Registrant

By:
Michael M. Miller
President and Director
Date July 12, 2022



Original Sixteen to One Mine, Inc.
Condensed Balance Sheet

                       December 31, 2021   &   December 31, 2020

ASSETS
Current Assets
Cash                           $ 4,802                   $21,822
Accounts receivable            127,564                    55,775
Inventory                      130,438                   309,425
Capitalized Expense            604,044                         -
                       -------  -------
Total current assets (see Note 1)
                               866,848                   387,022
                       -------  -------

Mining Property
Real estate and property rights
net of depletion of            $524,145                  230,401
Mineral property               47,976                     47,976
                               -------  -------
Total Mining Property (see Note 2)
                                278,377                  278,377
                        -------  -------

Fixed Assets at Cost
Equipment                       597,602                  597,602
Buildings                       209,487                  209,487
Vehicles                        168,925                  168,925
                      --------- ---------
Total fixed assets at cost      976,014                  976,014
                      --------- ---------
Less accumulated depreciation   (963,606)              (937,727)
                     ----------- -----------
Net fixed assets                 12,408                   38,287
                     ----------- -----------

Other Assets
Bonds and misc. deposits         4,091                    14,869
                       ---------  -------

Total Assets                    $1,161,724             $ 718,555
                     ========== ==========

?
Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                        2021                2020
Current Liabilities
Accounts payable
& accrued expenses (see Note 3)     $ 1,417,728        1,323,897
Due to related party (see Note 4)       515,993          286,248
Notes payable Short-term (see Note 6)   543,558          538,558
                      ---------   -------
Total Current Liabilities             2,477,279        2,148,703
                      --------   -------

Long Term Liabilities
Notes payable due
after one year (see Note 7)              97,236           97,236
                      ---------- --------
Total Liabilities                     2,574,515        2,245,939
                      ---------- ---------

Stockholders' Equity
Capital stock, par value $.033:
30,000,000 shares authorized:
14,870,631 issued and outstanding
as of Dec. 31, 2021 & 14,390,631
as of Dec. 31, 2020(see Note 8)         490,731          474,891
Additional paid-in capital            2,446,044        2,222,892
(Accumulated deficit) Retained earnings (4,349,566)  (4,225,167)
                    ------------ -----------
Total Stockholders' Equity             (1,412,791)   (1,527,384)
                    ------------ -----------

Total Liabilities and
Stockholders' Equity                     $1,161,724     $718,555
                    ============ ============







?
Original Sixteen to One Mine, Inc.
Statement of Operations
                              2021           2020           2019
Revenues:
Gold & jewelry sales        34,188         90,225        228,286
Other Income                57,665            -                -
                 ---------  --------  --------
Total Revenues              91,853         90,225        228,286

Operating expenses:
Salaries and wages         60,000          58,024         60,000
Contract Labor             35,828          51,234        163,855
Utilities                  23,388          72,502         85,829
Taxes - property           11,720          19,754         18,028
Insurance                   8,736           3,363          5,275
Supplies                    4,429           4,259         17,560
Small equipment & repairs   7,719           7,288          9,981
Drayage                     (249)           6,451         15,993
Corporate expense          11,625          12,975         11,767
Legal and compliance       11,894          17,586         15,652
Mine Maintenance            1,315           2,434         14,111
Depreciation & amortization 2,384           9,767         18,573
Other expenses              9,455           2,166          7,811
                  -------- --------  --------
Total operating expenses  188,244         267,803        444,435

Profit (Loss) from operations (96,391)   (177,578)     (216,149)

Other Income & (Expense):
Other Income                34,400          4,800          2,800
Interest Expense               -              -         (15,277)
Other expense                  -               -         (1,507)
                 --------- -------- ---------
Total Other Income (Expense)    34,400      4,800       (13,984)

Profit (Loss) before taxes     (61,991)  (172,778)     (230,133)

Provision for income taxes       1,600         800           800

Net (loss) income       $      (63,591)  (173,578)     (230,933)
                ========== ========== =========
Basic and diluted gain (loss) per
share                           $(.004)     $(.012)      $(.016)

Shares used in the calculation of
net(loss) income per share  14,870,631    14,390,631  14,390,631
                ========== ========= =========
?
Original Sixteen to One Mine, Inc.
Statement of Cash Flow
For the Years Ended December 31,
                              2021          2020            2019

Cash Flows From Operating Activities:
Net profit (loss)       $   (63,591)    (173,578)      (230,933)
Operating activities:
Depreciation and amortization  2,384         9,767        18,573
Decrease (Increase)
in accounts receivable       (71,789)          750        29,501
Decrease (Increase) in inventory   179,344  (3,734)      123,638
(Decrease) Increase in
accounts payable accrued expenses  (522,397)  34,442      66,859
(Decrease) Increase in
related party loans                  237,850  38,336       (411)
(Decrease) Increase in
short-term notes                         -        -            -
                   -------- ------- ---------

Net cash (used) provided by
operating activities              (237,514)   (94,017)     7,227

Cash Flows From Investing Activities:
Sale (Purchase) of Real Estate         -          -            -
Write-off (Purchase) of fixed assets   -           -     (3,450)
Decrease (Increase)
Bonds Misc. deposits                10,779        -        6,591
                   --------- -------- --------
Net cash (used) provided by
investing activities                10,779        -        3,141

Cash Flows From Financing Activities
Increase (Decrease) notes payable  (29,600)  111,406     (9,231)
Proceeds from sale of common stock  15,840      -              -
Paid in Capital from Shareholders  224,160      -              -
                  --------  -------- --------
Net cash provided (used) by
financing activities               210,400   111,406     (9,231)

(Decrease) increase in cash        (17,020)   17,389       1,137
Cash, beginning of period            21,822    4,433       3,296
------ ------- --------
Cash, end of period                 $ 4,802   21,822       4,433
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

The company's original property is carried at the 1924 value of $628,662 and has been fully amortized through depletion charges of $524,145. Other properties included in the "real estate and property rights" category are a lot purchased in 1984 for $1,000, Surface rights purchased at the townsite auction in 1996 for $76,574 and $48,310 for the Sphoon Mine which is patented

3. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses was $1,417,728 at December
31, 2021. This balance includes $931,091 in accrued wages owed to Michael Miller

4. NOTES PAYABLE RELATED PARTIES

Notes payable related parties at December 31, 2021, of $515,993 consists of a $11,400 customer deposit for gold/quartz slab material when it becomes available. Michael Miller?s note payable is $504,593.

5. RELATED PARTY TRANSACTIONS

See Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

6. NOTES PAYABLE SHORT-TERM
Notes payable short-term of $543,558 at December 31, 2021 consists of a $500,000 interest-free line of credit as well as accrued interest on a previous loan. There is no specific due date on these loans which are convertible to stock at $1.00 per share.

7. NOTES PAYABLE

Notes payable due after one-year totaling $97,236 consists of the balance remaining on the mortgage for the Gold Crown Mine of $97,236.

8. STOCK

Capital authorized: 30,000,000 non-assessable shares of common stock, par value $.033. Issued and outstanding: 14,870,631 shares of common stock. With approx. 3 million of the total restricted. Restricted common stock cannot be sold within two years of the issuance date. After the required holding period, the shareholder can take steps to remove the indicated restriction.


19