Form 10-Q
period 2022-03-31
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2022-08-25
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2022
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

As of March 31, 2022, 14,870,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.
Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
March 31, 2022 & December 31, 2021

ASSETS
                                             2022        2021
Current Assets
  Cash                                 $  1,608      $  4,802
   Accounts receivable                  129,552       127,564
   Inventory                            130,438       130,438
   Capitalized Expenses                 727,328       604,044
                                        -------       -------
    Total current assets                988,926       866,848
                                        -------       -------

Mining Property
   Real estate and property rights
   net of depletion of $524,145          230,401      230,401
   Mineral property                       47,976       47,976
                                         -------      -------
   Total Mining Property                 278,377      278,377
                                         -------      -------

Fixed Assets at Cost
   Equipment                             605,646      597,602
   Buildings                             209,487      209,487
   Vehicles                              168,925      168,925
                                       ---------    ---------
  Total fixed assets at cost             984,058      976,014
                                       ---------    ---------
Less accumulated depreciation          (964,222)    (963,606)
                                     -----------  -----------
   Net fixed assets                      19,836       12,408
                                     -----------  -----------

Other Assets
   Bonds and misc. deposits               4,091        4,091
                                       ---------      -------

   Total Assets                     $ 1,291,230   $ 1,161,724
                                     ==========    ==========


Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                              2022       2021
Current Liabilities
   Accounts payable & accrued expenses $ 1,474,903  1,417,728
   Due to related party                    616,574    515,993
   Notes payable Short-term                563,558    543,558
                                           --------   -------
   Total Current Liabilities             2,655,035  2,477,279
                                           --------   -------

Long Term Liabilities
   Notes payable due after one year         97,236     97,236
                                           --------   -------
Total Liabilities                        2,752,271  2,574,515
                                        ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,870,631
   issued and outstanding as of Dec. 31, 2021
   and 14,870,631 as of March 31, 2022
                                        490,731       490,731
   Additional paid-in capital         2,446,044     2,446,044
   (Accumulated deficit)
   Retained earnings                (4,397,816)   (4,349,566)
                                   ------------   -----------
   Total Stockholders' Equity       (1,461,041)   (1,412,791)
                                   ------------   -----------

Total Liabilities and
Stockholders' Equity               $ 1,291,230   $ 1,161,724
                                    ===========  ============



See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Operations and Retained Earnings

      Three Months Ending March 31,

                                  2022       2021
                                 ------     ------
Revenues:
Gold Sales                         -        5,464
Other Revenue                    1,988        -

                              ---------   ---------
Total revenues                $  1,988    $ 5,464
                              ---------   ---------
Operating expenses:
Salaries and wages              15,000     15,000
Contract Labor                   8,018      5,538
Utilities                        5,248      7,177
Taxes                            3,181        412
Supplies                         (385)      1,161
Insurance                        3,052      2,973
Small equip.& repairs            1,943      2,310
Drayage                          7,690      1,570
Corporate expenses               1,045        233
Legal/Compliance                 5,350        180
Mine Maintenance                   143      1,015
Depreciation & amort.              616        596
Other expenses                     637      2,721
                                        --------   ---------
Total operating
expenses                        51,538     40,886
                              --------   ---------
Profit (Loss) from
Operations                     (49,550)   (35,422)

Other Income:                    1,300      1,200
Other Expense:                     -         -
                               --------  ---------
Total Other income               1,300      1,200
                               --------  ---------
Profit (Loss)
before taxes                   (48,250)   (34,222)
                               --------- ---------
Income tax benefit
(expense)                          -         -
                               --------- ---------
Net profit
(loss)                       $ (48,250)   (34,222)
                              ========== =========

Basic and diluted (loss)
earnings per share          $ (.003)    $ (.002)
                           ==========   =========
Shares used in the
calculation of net (loss)
income per share
                            14,870,631  14,390,631
                            =========== ==========



See Accompanying Notes


Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Three Months Ended March 31, 2022 and March 31, 2021

                                Three Months Ended March 31,
                                       2022            2021
                             --------------      ------------
Net profit (loss)             $   (48,250)     $    (34,222)
Cash Flows From Operating Activities:
Depreciation and amortization          616               596
(Increase)Decrease in
 accounts receivable               (1,988)            (2,237)
Decrease(Increase) in inventory       -                2,348
(Increase)Decrease in other
current assets                     (123,285)          (39,059)
(Decrease) increase in accounts payable
and accrued expenses                 57,176             19,175
(Decrease)increase in related party loans
                                    100,581             51,605
Decrease) increase in short term notes 20,000             -
                               ------------           -------
Net cash (used) provided by
operating activities                 4,850            (1,794)
                               ------------         ---------

Cash Flows From Investing Activities:
Fixed Asset Purchases              (8,044)             -
Proceed from sale real estate          -                -
 Other assets bonds misc. deposits     -                -
                             -----------         - ----------
  Net cash (used) provided by
    investing activities         (8,044)               -
                              -----------         -----------

Cash Flows From Financing Activities

Increase (decrease) notes payable    -                  -
Proceeds from sale of common stock   -                  -
Additional paid-in capital           -                  -
                              -----------         -----------
Net cash provided (used) by
financing activities                 -                  -
                             ------------        ------------

(Decrease) increase in cash      (3,194)              (1,794)

Cash, beginning of period         4,802               21,137
Cash, end of period             $ 1,608     $         19,343
                             ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

Interest expense              $       -            $     -
                            ============         ===========
Income taxes                 $        -            $     -
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

2. Financial statements contain adjustments necessary to present fairly the Company's financial position at March 31, 2022 and December 31, 2021. The results of operations and cash flows for the first quarter of 2022 and 2021 are reported. Financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and
Item 310(b) of Regulation S-B.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

The Sixteen to One mine requires an unfamiliar operation, which is recognized by its owners, miners, geologists, engineers, and some public agencies. The Company celebrated its 100th year anniversary on Oct. 9, 2011. becoming the oldest gold mining corporation in the United States.
Production is approximately 1,500,000 ounces of gold.


Thirty miles of horizontal workings and millions of cubic feet of vertical excavations called stopes exist. Once an area is targeted, travel ways and escape routes are brought into safety compliance. Production miners set up a heading and begin a drill-blast-muck sequence into the quartz. Gold is hosted in the quartz vein. Metal detectors are regularly used underground as a tool for guiding the direction of the work and to classify the ore underground, thereby reducing costs.


Production is termed as "feast or famine". When operations detect the presence of gold, the Company evaluates the environment and changes from exploration to development into production.

 FINANCIAL REPORT NOTES:

No value is recorded on the balance sheet for standing timber. No value is recorded on the balance sheet for water-rights. Reduced value is recorded on the balance sheet for buildings, equipment and land. No value is recorded on the balance sheet for goodwill.


For the three-month period ended March 31,2022, compared to December 31, 2021, there were no significant changes to the balance sheet.


For the three-month period ended March 31, 2022, compared to the same period in 2021, total operating expenses increased by $10,652 (21%) due to expanding pumping programs.

For the three-month period ended March 31, 2022, compared to the same period in 2021, the company showed a loss of $48,250 compared to a loss of $34,222. The $14,028 (30%) difference is due to expanded pumping programs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company may make written and oral forward-looking statements about matters that involve risks and uncertainties that may cause actual results to differ from projected results. Important factors that may cause actual results to differ include, among others:

- Fluctuations in the market prices of gold
- General domestic and international economic and political conditions
- Unexpected geological conditions or rock stability conditions.
- Environmental risks
- Changes in laws and government regulations, especially those relating to taxes.
- The availability and timing of permits and approval relating to operations, expansion of operations, and financing of operations
- Fluctuations in interest rates and other adverse financial conditions
- Force majeure events.



ITEM 4: CONTROLS AND PROCEDURES

During gold production, security procedures include multiple levels of gold custody, from the mine to sales. Inventory control procedures were established by a SEC certified auditing firm.


PART II

Item 1 LEGAL PROCEEDINGS

None

Item 1a RISK FACTORS

(a) Price of Gold


The daily spot price of gold has modest financial effect on gross revenue if it's between $1,700 and $1,800 an ounce. A drop below $1,700 may have an adverse effect on the Company's revenue. Closing spot price on March 31, 2022, was $1,942.15.



(b) Lack of Proven Reserves

A sense of uncertainty is perceived by some. Caution is recommended in using reserves as an economic tool for valuing a mining company. The Company has no ability to measure reserves using the mathematical tools recognized in the mining industry.

(c) Governmental Regulation

The attached financial statements are unaudited. Therefore, the Company is not in full compliance with the SEC regulation for companies listed on an exchange. The Company is in compliance with all known safety and environmental standards and regulations.


(d) Liquidity

A buy market for gold is global and a spot price per ounce is always available.


(e) Price of Stock

Bids and offers are publicly recorded on the stock page of the Company's web site. Exposure is negligible. A per share price offer exists for shareholders listed on the October 2021, shareholder list at $1.00 per share which expires on March 31, 2023.


Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the three-month ended March 31, 2022, the Mine Safety and
Health Administration (MSHA) issued no citations or orders to report.

Item 5. OTHER INFORMATION

The financial statements are prepared by management in accordance with generally accepted accounting practices.
Such rules allow the omission of certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted audited accounting principles as long as the statements are not misleading.

All adjustments necessary for a fair presentation of the interim statements are included. These adjustments are of a normal recurring nature.

Management evaluates its estimates and assumptions; actual amounts may differ. No independent accounting firm or auditors have any responsibility for the accounting and written statements of the Form 10-Q.

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at March 31, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: August 23, 2022