Form 10-Q
period 2022-06-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2022-08-25
CIK 74925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2022
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

As of June 30, 2022, 14,870,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.
Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
June 30, 2022 & December 31, 2021

ASSETS
                                             2022        2021
Current Assets
  Cash                                 $  1,113      $  4,802
   Accounts receivable                  131,561       127,564
   Inventory                            130,438       130,438
   Capitalized Expenses                 899,195       604,044
                                        -------       -------
    Total current assets              1,162,307       866,848
                                        -------       -------

Mining Property
   Real estate and property rights
   net of depletion of $524,145          230,401      230,401
   Mineral property                       47,976       47,976
                                         -------      -------
   Total Mining Property                 278,377      278,377
                                         -------      -------

Fixed Assets at Cost
   Equipment                             605,646      597,602
   Buildings                             209,487      209,487
   Vehicles                              168,925      168,925
                                       ---------    ---------
  Total fixed assets at cost             984,058      976,014
                                       ---------    ---------
Less accumulated depreciation          (964,838)    (963,606)
                                     -----------  -----------
   Net fixed assets                      19,220       12,408
                                     -----------  -----------

Other Assets
   Bonds and misc. deposits               4,091        4,091
                                       ---------      -------

   Total Assets                     $ 1,463,995   $ 1,161,724
                                     ==========    ==========


Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                              2022       2021
Current Liabilities
   Accounts payable & accrued expenses $   561,014  1,417,728
   Due to related party                    265,681    515,993
   Notes payable Short-term              2,080,578    543,558
                                           --------   -------
   Total Current Liabilities             2,907,273  2,477,279
                                           --------   -------

Long Term Liabilities
   Notes payable due after one year         97,236     97,236
                                           --------   -------
Total Liabilities                        3,004,509  2,574,515
                                        ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,870,631
   issued and outstanding as of Dec. 31, 2021
   and 14,870,631 as of June 30, 2022
                                        490,731       490,731
   Additional paid-in capital         2,446,044     2,446,044
   (Accumulated deficit)
   Retained earnings                (4,477,289)   (4,349,566)
                                   ------------   -----------
   Total Stockholders' Equity       (1,540,514)   (1,412,791)
                                   ------------   -----------

Total Liabilities and
Stockholders' Equity               $ 1,463,995   $ 1,161,724
                                    ===========  ============



See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Operations



     Three Months Ending June 30, Six Months Ending June 30,

                     2022          2021       2022       2021
                   ------        ------     ------     ------
Revenues:
Gold Sales           -           2,815         -        8,278
 Other Revenue       2,010       53,602      3,997      53,602
                ---------    ---------   ---------   --------
Total revenues   $  2,010     $ 56,417   $  3,997      61,880
                ---------    ---------  ----------   --------
Operating expenses:
Salaries and wages 15,000       15,000     30,000      30,000
Contract Labor     38,534        8,911     46,552      14,448
Utilities           4,648        6,725      9,896      13,901
Taxes               2,787        4,841      5,968       5,252
Supplies              271         (373)      (115)        789
Insurance           2,383        2,871      5,436       5,844
Small equip.&
repairs             1,724        1,407      3,667       3,717
Drayage             4,723        3,279     12,413       4,849
Corporate expenses  1,067        2,250      2,112       2,483
Legal & Compliance  6,731        6,260     12,081       6,440
Mine Maintenance      161         (506)       304         510
Depreciation & amort. 616          596      1,231       1,192
Other expenses        444        9,015      1,081      11,736
                  -------      -------   --------- ----------
Total operating
expenses           79,089       60,276    130,626     101,161
                  --------    --------   --------- ----------
Profit (Loss) from
Operations        (77,079)      (3,859)  (126,629)   (39,281)

Other Income:        1,200       1,200     2,500       2,400
Other Expense:         -          -          -           -
                  ---------     -------- --------- ----------
Total Other income   1,200       1,200     2,500       2,400
                   --------     -------- --------- ----------
Profit (Loss)
before taxes       (75,879)     (2,659)  (124,129)   (36,881)
                   ----------   --------- --------- ---------
Income tax benefit
(expense)            (3,594)    (1,600)    (3,594)    (1,600)
                   ----------   --------- --------- ---------
Net profit
(loss)           $ (79,473)  $  (4,259)  (127,723)   (38,481)
                  ===========  ========== ========= =========

Basic and diluted (loss)
earnings per share $ (.005) $ (.0003)   $ (.008)  $  (.003)
                 ========== ========== ========= ===========
Shares used in the
calculation of net (loss)
income per share
                14,870,631  14,870,631  14,870,631 14,870,631
               ============ =========== ========== ==========




See Accompanying Notes


Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Six Months Ended June 30, 2022 and June 30, 2021

                                Six Months Ended June 30,
                                       2022            2021
                             --------------      ------------
Net profit (loss)             $    (127,723)    $    (38,481)
Cash Flows From Operating Activities:
Depreciation and amortization         1,231            1,192
(Increase)Decrease in
 accounts receivable                 (3,997)         (55,839)
Decrease(Increase) in inventory         -             70,028
(Increase)Decrease in other
current assets                      (295,151)        (166,023)
(Decrease) increase in accounts payable
and accrued expenses                (856,713)         (47,041)
(Decrease)increase in related party loans
                                    (250,311)         149,423
Decrease) increase in short term notes
                                   1,537,019         (152,594)
                               ------------           -------
Net cash (used) provided by
operating activities                 4,355        (239,335)
                               ------------         ---------

Cash Flows From Investing Activities:
Fixed Asset Purchases              (8,044)              -
Proceed from sale real estate          -                -
 Other assets bonds misc. deposits     -                -
                             -----------          ----------
  Net cash (used) provided by
    investing activities           (8,044)              -
                              -----------         -----------

Cash Flows From Financing Activities

Increase (decrease) notes payable    -                  -
Proceeds from sale of common stock   -               15,840
Additional paid-in capital           -              224,160
                              -----------         -----------
Net cash provided (used) by
financing activities                 -              240,000
                             ------------        ------------

(Decrease) increase in cash      (3,689)                665

Cash, beginning of period         4,802               21,137
------------         ----------
Cash, end of period             $ 1,113     $         21,802
                             ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

Interest expense              $       -            $     -
                            ============         ===========
Income taxes                 $        -            $     -
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

2. Financial statements contain adjustments necessary to present fairly the Company's financial position at June 30, 2022 and December 31, 2021. The results of operations and cash flows for the second quarter of 2022 and 2021 are reported. Financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and
Item 310(b) of Regulation S-B.

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


For the six-month period ended June 30,2022, compared to December 31, 2021, there were no significant changes to the balance sheet.


For the six-month period ended June 30, 2022, compared to the same period in 2021, total operating expenses increased by $29,465 (23%) due to expanding pumping programs.

For the six-month period ended June 30, 2022, compared to the same period in 2021, the company showed a loss of $127,723 compared to a loss of $38,481. The $89,242 (70%) difference is due to expanded pumping programs.

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


PART II

Item 1 LEGAL PROCEEDINGS

None

Item 1a RISK FACTORS

(a) Price of Gold


The daily spot price of gold has modest financial effect on gross revenue if it's between $1,700 and $1,800 an ounce. A drop below $1,700 may have an adverse effect on the Company's revenue. Closing spot price on June 30, 2022, was $1,817.00.



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



Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the six-month ended June 30, 2022, the Mine Safety and
Health Administration (MSHA) issued no citations or orders to report.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at June 30, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: August 24, 2022