Form 10-Q
period 2022-09-30
ORIGINAL SIXTEEN TO ONE MINE INC /CA/
filed 2022-11-08
CIK 74925

Some assets are not on balance sheet due to accounting
regulations, such as, timber rights, water rights, federal
and SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2022
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

As of September 30, 2022, 14,870,631 shares of Common Stock, par value $.033 per share, were issued and outstanding.
Item 1. PART I

Original Sixteen to One Mine, Inc.
Condensed Balance Sheet
September 30, 2022 & December 31, 2021

ASSETS
                                             2022        2021
Current Assets
  Cash                                 $  1,783      $  4,802
   Accounts receivable                  181,593       127,564
   Inventory                            130,438       130,438
   Capitalized Expenses                 906,229       604,044
                                        -------       -------
    Total current assets              1,220,043       866,848
                                        -------       -------

Mining Property
   Real estate and property rights
   net of depletion of $524,145          230,401      230,401
   Mineral property                       47,976       47,976
                                         -------      -------
   Total Mining Property                 278,377      278,377
                                         -------      -------

Fixed Assets at Cost
   Equipment                             605,646      597,602
   Buildings                             209,487      209,487
   Vehicles                              168,925      168,925
                                       ---------    ---------
  Total fixed assets at cost             984,058      976,014
                                       ---------    ---------
Less accumulated depreciation          (964,896)    (963,606)
                                     -----------  -----------
   Net fixed assets                      19,162       12,408
                                     -----------  -----------

Other Assets
   Bonds and misc. deposits                -           4,091
                                       ---------      -------

   Total Assets                     $ 1,517,582   $ 1,161,724
                                     ==========    ==========


Original sixteen to One Mine, Inc.
Condensed Balance Sheet Continued

LIABILITIES & STOCKHOLDERS' EQUITY
                                              2022       2021
Current Liabilities
   Accounts payable & accrued expenses $   614,051  1,417,728
   Due to related party                    295,833    515,993
   Notes payable Short-term              2,080,578    543,558
                                           --------   -------
   Total Current Liabilities             2,990,462  2,477,279
                                           --------   -------

Long Term Liabilities
   Notes payable due after one year         97,236     97,236
                                           --------   -------
Total Liabilities                        3,087,698  2,574,515
                                        ----------  ---------

Stockholders' Equity
   Capital stock, par value $.033:
   30,000,000 shares authorized: 14,870,631
   issued and outstanding as of Dec. 31, 2021
   and 14,870,631 as of September 30, 2022
                                        490,731       490,731
   Additional paid-in capital         2,446,044     2,446,044
   (Accumulated deficit)
   Retained earnings                (4,506,891)   (4,349,566)
                                   ------------   -----------
   Total Stockholders' Equity       (1,570,116)   (1,412,791)
                                   ------------   -----------

Total Liabilities and
Stockholders' Equity               $ 1,517,582   $ 1,161,724
                                    ===========  ============



See Accompanying Notes


?
Original Sixteen to One Mine, Inc.
Statement of Operations



Three Months Ending Sept 30, Nine Months Ending Sept 30,

                     2022          2021       2022       2021
                   ------        ------     ------     ------
Revenues:
Gold Sales          2,321       22,353      2,321      30,632
Other Revenue      50,032        2,032     54,029      55,63

                ---------    ---------   ---------
Total revenues   $ 52,353     $ 24,385   $ 56,350      86,266
                ---------    ---------  ----------   --------
Operating expenses:
Salaries and wages 60,000       15,000     90,000      45,000
Contract Labor      5,412       11,326     51,962      25,774
Utilities             875        6,755     10,733      20,656
Taxes                (808)         412      5,160       5,664
Supplies              800        2,448        685       3,237
Insurance           2,249        1,047      7,635       6,891
Small equip.&
repairs             2,001        2,649      5,668       6,366
Drayage               710      (10,304)    13,124     (5,455)
Corporate expenses  9,945        7,971     12,057      10,455
Legal & Compliance    345        2,188     12,195       8,628
Mine Maintenance       -           793        304       1,302
Depreciation & amort.  58          596      1,290       1,788
Other expenses         57       84,460      1,138      96,196
                  -------      -------   --------- ----------
Total operating
expenses           81,644      125,341    211,951     226,503
                  --------    --------   --------- ----------
Profit (Loss) from
Operations        (29,291)    (100,956)  (155,601)  (140,237)

Other Income:        1,200       1,200     3,700       3,600
Other Expense:       1,600          -      1,600         -
                  ---------     -------- --------- ----------
Total Other income    (400)      1,200     2,100       3,600
                   --------     -------- --------- ----------
Profit (Loss)
before taxes       (29,691)    (99,756)  (153,501)  (136,637)
                   ----------   --------- --------- ---------
Income tax benefit
(expense)              -           -       (3,825)    (1,600)
                   ----------   --------- --------- ---------
Net profit
(loss)           $ (29,691)  $ (99,756)  (157,326)  (138,237)
                  ===========  ========== ========= =========

Basic and diluted (loss)
earnings per share $ (.002) $ (.006)    $ (.01)   $  (.009)
                 ========== ========== ========= ===========
Shares used in the
calculation of net (loss)
income per share
                14,870,631  14,870,631  14,870,631 14,870,631
               ============ =========== ========== ==========




See Accompanying Notes


Original Sixteen to One Mine, Inc.
Statement of Cash Flows
Nine Months Ended Sept 30, 2022 and Sept 30, 2021

                          Nine months Ended September 30,
                                       2022            2021
                             --------------      ------------
Net profit (loss)             $    (157,325)    $   (138,237)
Cash Flows From Operating Activities:
Depreciation and amortization         1,290            1,788
(Increase)Decrease in
 accounts receivable                (54,029)         (58,357)
Decrease(Increase) in inventory         -            181,747
(Increase)Decrease in other
current assets                      (302,185)        (390,822)
(Decrease) increase in accounts payable
and accrued expenses                (803,677)          28,125
(Decrease)increase in related party loans
                                    (220,160)         290,063
Decrease) increase in short term notes
                                   1,537,019         (152,594)
                               ------------           -------
Net cash (used) provided by
operating activities                   933          (238,287)
                               ------------         ---------

Cash Flows From Investing Activities:
Fixed Asset Purchases              (8,044)              -
Proceed from sale real estate          -                -
 Other assets bonds misc. deposits  4,091               -
                             -----------          ----------
  Net cash (used) provided by
    investing activities           (3,953)              -
                              -----------         -----------

Cash Flows From Financing Activities

Increase (decrease) notes payable    -                  -
Proceeds from sale of common stock   -               15,840
Additional paid-in capital           -              224,160
                              -----------         -----------
Net cash provided (used) by
financing activities                 -              240,000
                             ------------        ------------

(Decrease) increase in cash      (3,020)              1,713

Cash, beginning of period         4,802               21,137
------------         ----------
Cash, end of period             $ 1,782     $         22,850
                             ============        ============

Supplemental schedule of other cash flows:

  Cash paid during the period for:

Interest expense              $       -            $     -
                            ============         ===========
Income taxes                 $        -            $     -
                             ============        ===========

NOTES TO THE FINANCIAL STATEMENTS

Item 1 SUMMARY OF SIGNIFICANT POLICIES
..
Nature of Business: Original Sixteen to One Mine, Inc. (the
Company) incorporated in 1911, operates the Sixteen to One mine in Alleghany, California.

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

Two IRS audits for 2018 and 2019 were centered around Net Loss Carryover and COGS (Cost of Goods Sold. The Income Tax Examination Changes Letter reported financial statements were incorrect and did not reflect the true financial conditions of the corporation. Losses were over-stated, thereby compounding the Retained Earnings (losses) every year. Assets were understated. IRS states: ?Available Net Operating Loss will be entirely disallowed. Net Operating Loss as of 1/1/2022 is $0. There is also $0 of carryforward Net Operating Loss Deduction for tax years under examination.? The 2021 financial reports required that these changes of overstated losses going back 20 years affecting Retained Earnings and Stockholder?s Equity.. Financial statements contain adjustments necessary to present fairly the Company's financial position at September 30, 2022 and December 31, 2021. The results of operations and cash flows for the third quarter of 2022 and 2021 are reported. Financial statements are prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with instructions to Form 10-Q and
Item 310(b) of Regulation S-B.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

The Sixteen to One mine requires an unusual approach to its operations, which has been understood by owners, miners, geologists, engineers, and some public agencies for many years.

In 2012, Quartzview Corporation, a startup shell by a Silicon Valley group, claimed it had the expertise and technology - similar to the development of metal detectors - to assist the mine in finding gold. It?s efforts failed. Instead of separately peacefully, as many other parties have done over the years, Quartzview began to interfere with the Company?s operation, creating a hostile takeover to order to own the Sixteen to One Mine, though not the Corporation.

In 2022, Quartzview, signed a written agreement that all willing shareholders would receive $1.00 per share. However, once it claimed to have over 50% of the shares, it subsequently refused to purchase any more shares that were offered for sale. As a condition of the initial agreement in 2012, Quartzview also agreed to the preparation of a three-dimensional map of the Sixteen to One Mine, which it has failed to do.

Why was this map so important? Truth can become a manipulative concept with variables that can be represented, or not represented to fit a narrative. The geology and operational history of the Sixteen to One mine is like no other. For truth to hold the bottom line, accuracy is necessary. What determines accuracy in evaluating the Sixteen to One mine? Accurate maps, records and models which indicate the conditions where gold is most likely to be found.

In addition, the Company has reported ?Tender Offer Fraud? - as defined below - to the Securities and Exchange Commission
(SEC) in regards to Quartzview?s actions.

?It shall be unlawful for any person to make any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they are made, not misleading, or to engage in any fraudulent, deceptive, or manipulative acts or practices, in connection with any tender offer or request or invitations for tenders, or any solicitation of security holders in opposition to or in favor of any such offer, request, or invitation.?


FINANCIAL REPORT NOTES:

No value is recorded on the balance sheet for standing timber. No value is recorded on the balance sheet for water-rights. No value is on the balance sheet for required federal and California operating permits. No value is recorded on the balance sheet for land zoning. No value is recorded on the balance sheet for goodwill.

Due to the IRS audit report the annual and quarterly filings changed in reporting income and expenses and a comparison of past and current quarter reports is not a significant exercise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company may make written and oral forward-looking statements about matters that involve risks and uncertainties that may cause actual results to differ from projected results. Important factors that may cause actual results to differ include, among others:

- Fluctuations in the market prices of gold
- Domestic, international, economic, and political conditions
- Unexpected geological conditions or rock stability conditions.
- Environmental risks.
- Changes in laws and government regulations
- Expansion of operations, and financing of operations.
- Other adverse financial conditions
- Force majeure events.



ITEM 4: CONTROLS AND PROCEDURES

During gold production, security procedures include multiple levels of gold custody, from the mine to sales. Inventory control procedures were established by a SEC certified auditing firm. For the past two years, the Company ceased production work and emphasized rehabilitation the underground workings to the lowest levels of the mine.


PART II

Item 1 LEGAL PROCEEDINGS

File No. is 588 with the Occupational Safety and Health Standards Board regarding HDPE pipe used for compressed air over twenty year is under appeal. The pipe is marked 200 psi for water and not for air. The hearing process continues. The obsolete regulation was challeng4ed and received favorable attention. It is not known how the citation will be treated.

Item 1 (a) RISK FACTORS

(a) Price of Gold currently is not a significant factor.

(b) Lack of Proven Reserves

A sense of uncertainty is associated by some. Caution is recommended in using reserves as an economic tool for valuing a mining company. The Company has no ability to measure reserves using the mathematical tools recognized in the mining industry. It never has nor never should make the attempt.

(c) Governmental Regulation

The attached financial statements are unaudited. Therefore, the Company is not in full compliance with the SEC regulation for companies listed on an exchange. The Company is in compliance with all known safety and environmental standards and regulations.

(d) Liquidity
    Gold is global. Spot price per ounce is always available.
(e) Price of Stock. There is no active trading market for the stock. Exposure is negligible. A per share price by Quartzview Corporation for shareholders on the October 2021, shareholder list at $1.00 per share expires on March 31,2023.

Item 2 UNREGISTERED SALES OF EQUITY

None

Item 3. DEFAULTS ON SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

For the nine-month ended September 30, 2022, the Mine Safety and Health Administration (MSHA) issued no citations or orders to report.

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

The Company and its president assume responsibility for the accuracy of this filing and certify the financial statements present fairly in all material respects, the financial position of Original Sixteen to One Mine, Inc at September 30, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINAL SIXTEEN TO ONE MINE, INC.
(Registrant)


Michael M. Miller
President and Director
Dated: October 31, 2022